Form 10-Q
period 1996-03-31
UNILAB CORP /DE/
filed 1996-05-07
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C.  20549

                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22758

                          UNILAB CORPORATION
       (Exact name of Registrant as specified in its charter)

              Delaware                        95-4415490
(State or other jurisdiction of       (I.R.S. Employer Identification
 incorporation or organization)           Number)

         18448 Oxnard Street, Tarzana, California          91356
      (Address of principal executive offices)           (Zip Code)

                             (818) 996-7300
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                        No

As of April 26, 1996, 35,500,367 shares of Registrant's Common
Stock, par value $.01 per share, and 1,050,000 shares of Registrant's Non-Voting Common Stock, par value $.01 per share, were outstanding.

Page 1 of 13 pages

             UNILAB CORPORATION AND SUBSIDIARIES

     Form 10-Q for the Quarterly Period Ended March 31, 1996


                          INDEX

                                                       Page

Part I         -     FINANCIAL INFORMATION:

Item 1. Financial Statements


  Consolidated Balance Sheets - March 31,                3
  1996 and December 31, 1995.

  Consolidated Statements of Operations -
  Three month periods ended March 31, 1996
  and March 31, 1995.                                    5

  Consolidated Statements of Cash Flows -
  Three month periods ended March 31, 1996
  and March 31, 1995.                                    6

  Notes to Consolidated Financial Statements.            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                     10

Part II   -    OTHER INFORMATION:

Item 1.   Legal Proceedings                              13

Item 6.   Exhibits and Reports on Form 8-K               14

Signatures                                               15

                 UNILAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - MARCH 31, 1996 AND DECEMBER 31, 1995
                      (amounts in thousands)
              ASSETS

                                                March 31,     December 31,
                                                1996          1995
                                                   (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                        $9,795         $70
Accounts receivable, net of allowance for
   doubtful accounts of $9,689 at March 31
   and $8,454 at December 31                      43,748         40,334
Amounts due from UGL/UniHolding                   15,375         15,000
Inventory of supplies                              2,438          2,361
Prepaid expenses and other current assets          2,410          1,819
                                                 _________________________
     Total current assets                         73,766         59,584
                                                 _________________________
PROPERTY AND EQUIPMENT, net                       18,153         18,326

GOODWILL, net of accumulated
   amortization of $6,562 at March 31
   and $5,676 at December 31                      99,712         100,598

OTHER INTANGIBLE ASSETS, net of
   accumulated amortization of $18,447
   at March 31 and $17,909 at December 31         11,883         12,421

OTHER ASSETS                                       6,702          5,245
                                                 __________________________
                                                 $210,216       $196,174
                                                 __________________________

             UNILAB CORPORATION AND SUBSIDIARIES      (Continued)
CONSOLIDATED BALANCE SHEETS - MARCH 31, 1996 AND DECEMBER 31, 1995
                   (amounts in thousands)
    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  March 31,     December 31,
                                                  1996          1995
                                                     (Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt                 $ 1,586         $21,947
Accounts payable and accrued liabilities           25,970          27,326
                                                  __________________________
   Total current liabilities                       27,556         49,273
                                                  __________________________
LONG-TERM DEBT, net of current portion            127,498         87,207

OTHER LIABILITIES                                   3,149          3,364

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible Preferred Stock $.01 par value
   Issued and Outstanding - 400 at March 31
   and December 31                                      4             4
Common stock $.01 par value
Voting - Authorized - 100,000 shares;
   Issued and Outstanding - 35,500 at
   March 31 and 35,052 at December 31                  356           351
Non-Voting - Authorized - 5,000 shares;
   Issued and Outstanding - 1,050 at
   March 31 and December 31                             10            10
Additional paid-in capital                         225,075        224,020
Accumulated deficit                               (173,432)      (168,055)
                                                  __________________________
   Total shareholders' equity                       52,013         56,330
                                                  __________________________
                                                  $210,216        $196,174
                                                  __________________________

The accompanying notes are an integral part of these consolidated financial statements.

            Unilab Corporation and Subsidiaries
            Consolidated Statements of Operations
          Three Months Ended March 31, 1996 and 1995
         (amounts in thousands, except per share data)
                        (Unaudited)
                                             Three months ended March 31,
                                                  1996        1995
____________________________________________________________________________
Revenue                                           $51,541       $42,242
____________________________________________________________________________
Operating Expenses:
Salaries, wages and benefits                       17,605       13,784
Supplies                                            6,600        5,183
Other operating expenses                           13,033        9,835
Legal charge                                         --          1,200
Amortization and depreciation                       2,819        1,871
____________________________________________________________________________
Total Operating Expenses                           40,057       31,873

Selling, general and administrative expenses       10,984        8,289
____________________________________________________________________________
Operating Income                                      500        2,080

Other Income (Expenses):
Third party interest, net                          (2,765)      (1,622)
Related party interest                                375          (43)
Equity in earnings of affiliate                        --          175
____________________________________________________________________________
Total Other Expenses, net                          (2,390)      (1,490)
____________________________________________________________________________
Income (Loss) Before Income Taxes and              (1,890)         590
    Extraordinary Item
Tax Provision                                          --           --
____________________________________________________________________________
Income (Loss) Before Extraordinary Item            (1,890)         590
Extraordinary Item - loss on early                  3,451           --
    extinguishment of debt
____________________________________________________________________________
Net Income (Loss)                                  ($5,341)       $590
____________________________________________________________________________
Preferred Stock Dividends                              $36         $36
Net Income (Loss) Available to Common              ($5,377)       $554
    Shareholders
Net Income (Loss) Per Share:
    Income (Loss) Before Extraordinary Item         ($0.05)       $0.02
    Extraordinary Item                              ($0.10)         --
    Net Income (Loss)                               ($0.15)       $0.02

Weighted Average Common Shares Outstanding           36,551      35,599
____________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

                Unilab Corporation and Subsidiaries
               Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1996 and 1995
                      (amounts in thousands)
                           (Unaudited)

                                           Three months ended March 31,
                                                  1996        1995
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 ($5,341)      $590
Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   operating activities:
Amortization and depreciation                       2,819        1,871
Provision for doubtful accounts                     3,376        2,577
Equity in earnings of affiliate                      --          (175)
Extraordinary item - loss on early
   extinguishment of debt                           3,451         --
Changes in assets and liabilities affecting
   operations, net of acquisitions:
Increase in Accounts receivable                    (6,790)    (6,986)
Increase in Inventory of supplies                     (77)       (97)
Increase in Prepaid expenses and other
   current assets                                    (591)      (472)
(Increase) decrease in Other assets                    91       (129)
Increase (decrease) in Accounts payable            (1,511)      3,022
     and accrued liabilities
Other                                                  64        (52)
___________________________________________________________________________
Net cash provided (used) by operating activities   (4,509)       149
___________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under third party debt                 123,490      2,300
Payments under third party debt                  (103,564)    (1,403)
Financing costs under the Senior Notes             (4,173)      --
Other                                                --         (200)
___________________________________________________________________________
Net cash provided by financing activities          15,753        697
___________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (1,021)       (608)
Other                                               (498)        (45)
___________________________________________________________________________
Net cash used by investing activities             (1,519)       (653)
___________________________________________________________________________
NET INCREASE IN CASH AND CASH EQUIVALENTS          9,725         193
CASH AND CASH EQUIVALENTS - Beginning of Period       70       1,491
___________________________________________________________________________
CASH AND CASH EQUIVALENTS - End of Period         $9,795      $1,684
___________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

             UNILAB CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

1. Management Opinion

   In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature, except for the extraordinary charge of $3.5 million recorded in the first quarter of 1996, as discussed in note 3 below, and the legal charge of $1.2 million recorded in the first quarter of 1995, as discussed in note 4 below.

   The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of Unilab Corporation ( "Unilab" or the "Company") and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

2. Net Income (Loss) Per Share

   Net income (loss) per share is computed by dividing net income
   (loss) less preferred stock dividends by the weighted average number of common shares outstanding plus common stock equivalents, which include options and warrants, during the period. The assumed conversion of the convertible preferred stock is excluded from the calculation since its effect would be immaterial.

3. Long-Term Debt

   In March 1996, the Company completed an offering for $120.0 million of Senior Notes (the "Senior Notes"). Interest on the Senior Notes is 11% and is payable on April 1st and October 1st of each year, commencing October 1, 1996. The Senior Notes are due April 2006 and the Company is not required to make any mandatory redemption or sinking fund payment with the respect to the Senior Notes prior to maturity.

   The proceeds from the Senior Notes offering were used to retire
   outstanding borrowings    under the Company's then existing bank
   term loan and revolving line of credit facility (the "Existing Credit Facility") in the principal amount of $102.1 million, plus accrued
   interest.   In connection with the Senior Notes offering, the
   Company replaced the Existing Credit Facility with a new credit facility which provides for a $20.0 million revolving working capital line of credit.

   In connection with the Senior Notes offering, the Company incurred approximately $5.0 million of financing costs (of which approximately $4.2 million had been paid by March 31, 1996).
   The debt financing costs are deferred and amortized, using the interest method, over the term of the related debt. Upon completion of the Senior Notes offering, the Company wrote-off $3.5 million of deferred financing costs related to the Company's previous credit agreements. The $3.5 million charge has been shown as an extraordinary loss from the early extinguishment of debt in the statement of operations.

   The Senior Notes were issued at a discount of 99.242% per note.
   The aggregate discount on the Senior Notes approximated  $0.9 million and is charged to operations as additional interest expense over the life of the Senior Notes using the interest method.

   The Senior Notes are not redeemable prior to April 1, 2001, after which the Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such Senior Notes (the "Indenture"), plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to April 1, 1999, the Company may redeem up to $42.0 million in aggregate principal amount of the Senior Notes with the net proceeds of one or more public offerings of common stock of the Company, at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

   In the event of a change in control, as defined in the Indenture, holders of the Senior Notes will have the right to require the Company to purchase their notes, in whole or in part, at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

   The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all unsubordinated indebtedness of the Company. In addition, the Indenture limits the ability of the Company to incur additional indebtedness, under certain circumstances.

   In March 1996, the Company recognized an expense of approximately $80,000 related to the termination of its interest rate swap and cap agreements.

4. Legal Charge

   In December 1993, the Company was named as a defendant in The
   Trylon Corporation v. MetWest Inc., Unilab Corporation and Does
   1 through 30. The lawsuit alleged that Unilab breached a contract, and the implied covenants of good faith and fair dealing in connection with that contract with respect to the sales, marketing and distribution of blue white speculite lightsticks, a product designed for use in connection with PAP smears to screen for cervical cancer and precancerous conditions in women.  Plaintiff
   sought an unspecified amount of damages.   In February 1994, the
   case was referred to arbitration in accordance with the arbitration clause of the contract between the parties. In September 1995, the arbitrator rendered an award in favor of The Trylon Corporation ("Trylon") of approximately $437,000. In November 1995, the arbitrator reduced the award to Trylon to approximately $374,000 (comprised of approximately $313,000 principal award plus interest of approximately $61,000) and granted Trylon's request for payment of legal fees of approximately $1.4 million. The
   Company recorded a $1.2 million charge during the first quarter of 1995 related to the expected cost, consisting primarily of legal fees, in defending itself against such lawsuit and another $2.0 million charge during the fourth quarter of 1995 reflecting the costs associated with the conclusion of this arbitration, including the fees of Trylon's counsel and counsel for the Company.

5. Supplemental Disclosure of Cash Flow Information

    (amounts in thousands)              Three months ended March 31,
                                             1996        1995
   Cash paid during the period for:
      Interest                              $2,961      $1,525
      Income taxes                              8           3

  In addition, the Company issued Unilab common shares valued at $1.0 million in the first quarter of 1996 in partial payment of the purchase price for an acquisition made in 1993.

Item 2.

     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations

                         Results of Operations

       Quarter Ended March 31, 1996 Compared with Quarter Ended
                            March 31, 1995

       Revenue increased to $51.5 million for the three months ended March 31, 1996 from $42.2 million for the comparable prior year period, representing an increase of $9.3 million or 22.0%. The increase was the result of additional specimen volume generating approximately $10.2 million offset by decreases in reimbursement levels of approximately $0.9 million. The increase in specimen volume was primarily attibutable to growth in the Company's core business of $4.5 million and revenue from the acquisition of Medical Laboratory Network, Inc. ("MLN") completed in May
       1995 of $5.7 million. The decrease in reimbursement levels is primarily due to a reduction in the national fee caps for Medicare reimbursement in January 1996 and a general softening in reimbursement levels across most payor groups.

       Salaries, wages and benefits increased to $17.6 million for the three months ended March 31, 1996 from $13.8 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits increased to 34.2% in 1996 from 32.6% in 1995. Such increase is consistent with the higher trends recognized by the Company in the second half of 1995.

       Supplies expense increased to $6.6 million for the three months ended March 31, 1996 from $5.2 million from the comparable prior year period. As a percentage of revenue, supplies expense increased to 12.8% in 1996 from 12.3% in 1995. Such increase was the result of increased specimen volume and slightly higher supplies cost.

       Other operating expenses increased to $13.0 million for the three months ended March 31, 1996 from $9.8 million from the comparable prior year period. As a percentage of revenue, other operating expenses increased to 25.3% in 1996 from 23.3% in 1995. Such increase was primarily due to an increase in lab subcontracting expenses due to increases in fees charged by, and volume sent to, outside reference laboratories and an increase in bad debt expenses, both being consistent with the higher trends recognized by the Company in the second half of 1995.

       In December 1993, the Company was named as a defendant in The
       Trylon Corporation v. MetWest Inc., Unilab Corporation and Does
       1 through 30. The lawsuit alleged that Unilab breached a contract, and the implied covenants of good faith and fair dealing in connection with that contract with respect to the sales, marketing and distribution of blue white speculite lightsticks, a product designed for use in connection with PAP smears to screen for cervical cancer and precancerious conditions in women. Plaintiff sought an unspecified amount of damages. In February 1994, the case was referred to arbitration in accordance with the arbitration clause of the contract between the parties. In September 1995, the arbitrator rendered an award in favor of Trylon of approximately $437,000. In November 1995, the arbitrator reduced the award to Trylon to approximately $374,000 (comprised of approximately
       $313,000 principal award plus interest of approximately $61,000) and granted Trylon's request for payment of legal fees of approximately $1.4 million (payment of such legal fees of $1.4 million was made in the first quarter of 1996). The Company recorded a $1.2 million charge during the first quarter of 1995 related to the expected cost, consisting primarily of legal fees, in defending itself against such lawsuit and another $2.0 million charge during the fourth quarter of 1995 reflecting the costs associated with the conclusion of this arbitration, including the fees of Trylon's counsel and counsel for the Company.

       Selling, general and administrative expenses increased to $11.0 million for the three months ended March 31, 1996 from $8.3 million from the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses increased to 21.3% in 1996 from 19.6% in 1995. Such increase was primarily due to personnel added in sales and marketing throughout the latter half of 1995.

       Amortization and depreciation expense increased to $2.8 million for the three months ended March 31, 1996 from $1.9 million from the comparable prior year period primarily due to the additional amortization expense of approximately $0.4 million resulting from the acquisition of MLN and additional depreciation expense of approximately $0.4 million primarily resulting from depreciation started in the second half of 1995 on approximately $3.0 million of computer equipment and software.

       Third party interest expense increased to $2.8 million for the three months ended March 31, 1996 from $1.6 million for the comparable prior year period primarily due to increased borrowings by the Company used to finance the acquisition of MLN and to pay related transaction fees and expenses in May 1995 and increased indebtedness incurred by the Company under the Senior Notes offering in March 1996.

       Related party interest income of $375,000 for the three months ended March 31, 1996 reflects interest income on the $15.0 million promissory note the Company received upon the sale of its equity investment in UGL. The sale was effective June 30, 1995 and the Company ceased recording equity earnings from UGL after April 30, 1995.

       Upon completion of the Senior Notes offering, the Company wrote off $3.5 million of deferred financing costs related to the Company's previous credit agreements.

       Liquidity and Capital Resources

       Net cash used by operating activities was $4.5 million for the three months ended March 31, 1996 and reflects a decrease of $4.7 million over the comparable prior year period when net cash provided by operating activities was $0.2 million. The decrease was primarily due to a reduction in the net income before extraordinary item and the payment of legal fees of approximately $1.4 million in connection with the conclusion of the Trylon arbitration.

       Net cash provided by financing activities was $15.8 million for the three months ended March 31, 1996, primarily resulting from approximately $4.4 million of borrowing under the Company's previous credit facility used for working capital purposes and approximately $17.0 million of additional indebtedness incurred in connection with the Senior Notes offering offset primarily by $1.5 million of scheduled principal repayments under the Company's previous credit facility and payment of approximately $4.2 million of financing costs incurred in connection with the Senior Notes offering.

       Net cash used by investing activities was $1.5 million for the three months ended March 31, 1996, primarily resulting from $1.0 million of capital expenditures and $0.5 million of payments made on an acquisition completed in 1995.

       The Company has $9.8 million of cash and cash equivalents on hand at March 31, 1996. Cash on hand and additional borrowing capabilities of $20.0 million under a working capital line of credit are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures and working capital for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

        Unilab, MetWest and certain unnamed persons or entities were named as defendants in The Trylon Corporation v. MetWest Inc., Unilab Corporation and Does 1 through 30, filed on or about
        December 8, 1993 in the Superior Court of the State of California for the County of Los Angeles. The plaintiff alleged that MetWest and Unilab breached a contract, and the implied covenants of good faith and fair dealing in connection with that contract with respect to the sales, marketing and distribution by MetWest and Unilab of Blue-White Speculite Lightsticks, a Trylon product designed for use in connection with PAP smears to screen for cervical cancer and precancerous conditions in women. Plaintiff sought an unspecified amouont of damages. In February 1994, the case was referred to arbitration before the American Arbitration Association in Los Angeles County in accordance with the arbitration clause of the contract between the parties. In September 1995, the arbitrator rendered an award in favor of Trylon of approximately $437,000.
        In November 1995, the arbitrator reduced the award to Trylon to approximately $374,000 (comprised of approximately $313,000 principal award plus interest of approximately $61,000) and granted Trylon's request for reimbursement of legal fees of approximately $1.4 million. The Company appealed that award of legal fees to the California Superior Court, which declined to overturn the award and confirmed the arbitrator's decision in February 1996. The Company recorded a $1.2 million charge during the first quarter of 1995 related to the expected cost, consisting primarily of legal fees, in defending itself against such lawsuit and another $2.0 million charge in the fourth quarter of 1995, reflecting the costs associated with the conclusion of this arbitration, including the fees of Trylon's counsel and counsel for the Company.

Item 6.      Exhibits and Reports on Form 8-K

  (A)    Exhibits

         Exhibit 3.1 - Amended and Restated By-laws of the Company, as amended as of February 27, 1996 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 19, 1996)

         Exhibit 4.1 - Amended and Restated Rights Agreement, dated as of March 15, 1996, between the Company and Chemical Mellon
         Shareholder Services, as Rights Agent (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 8-A dated March 18, 1996).

         Exhibit 4.2 - Indenture, dated as of March 14, 1996, between the Company and Marine Midland Bank, as Trustee, with respect to the 11% Senior Notes due 2006.

         Exhibit 10.1 - Credit Agreement, dated as of March 14, 1996, among the Company, various Banks, and Banque Paribas, as Agent.

         Exhibit 10.2 - Stock Option Agreement, dated as of February 27, 1996, between the Company and Andrew H. Baker.

         Exhibit 10.3 - Stock Option Agreement, dated as of February 27, 1996, between the Company and Richard A. Michaelson.

         Exhibit 99.1 - Press Release, dated April 30, 1996, announcing first quarter earnings results.

  (B)    Reports on Form 8-K

         Current Report on Form 8-K dated March 19, 1996, with respect to Items 5 and 7.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNILAB CORPORATION


                                      By:  Richard A. Michaelson
Date:  May 1, 1996                    Richard A. Michaelson
                                      Senior Vice President - Finance,
                                      Treasurer and Chief Financial Officer