Form 10-Q
period 1996-06-30
UNILAB CORP /DE/
filed 1996-08-07
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


As of July 26, 1996, 36,663,006 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 14 pages

               UNILAB CORPORATION AND SUBSIDIARIES

      Form 10-Q for the Quarterly Period Ended June 30, 1996


                            INDEX
                                                            Page

Part I 	-	FINANCIAL INFORMATION:

     Item 1.	Financial Statements

     Consolidated Balance Sheets - June 30,                   3
     1996 and December 31, 1995.

     Consolidated Statements of Operations -
     Three month and six month periods ended
     June 30, 1996 and June 30, 1995.                         5

     Consolidated Statements of Cash Flows -
     Six month periods ended June 30, 1996
     and June 30, 1995.                                       7

     Notes to Consolidated Financial Statements.              9

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations        12

Part II	-	OTHER INFORMATION:

Item 2.	Changes in Securities                                15

Item 4.	Submission of Matters to a Vote of Security          15
        Holders

Item 6.	Exhibits and Reports on Form 8-K                     16

Signatures                                                   17

              Unilab Corporation and Subsidiaries
Consolidated Balance Sheets - June 30, 1996 and December 31, 1995
                    (amounts in thousands)
        	Assets
                                    June 30,         December 31,
                                     1996               1995
                                     						(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents            $9,264            $70
Accounts receivable, net of
   allowance for doubtful accounts
   of $9,816 at June 30 and $8,454
   at December 31                    42,614            40,334
Amounts due from UGL/UniHolding      15,375            15,000
Inventory of supplies                 2,416             2,361
Prepaid expenses and other current
    assets                            1,591             1,819
                                    ____________________________

    Total current assets             71,260            59,584
                                    ____________________________

PROPERTY AND EQUIPMENT, net          17,747            18,326

GOODWILL, net of accumulated
   amortization of $7,475 at June 30
   and $5,676 at December 31         101,248          100,598

OTHER INTANGIBLE ASSETS, net of
   accumulated amortization of
   $18,985 at June 30 and $17,909
   at December 31                     11,370           12,421

OTHER ASSETS                           6,476            5,245
                                    ____________________________

                                     $208,101         $196,174
                                    ____________________________

    	LIABILITIES AND SHAREHOLDERS' EQUITY
                                     June 30,           December 31,
                                       1996               1995
                                             (Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt     $1,618             $21,947
Accounts payable and accrued
   liabilities                        25,925              27,326
                                     _____________________________

                                      27,543              49,273
                                     _____________________________

LONG-TERM DEBT, net of current
    portion                           126,997             87,207

OTHER LIABILITIES                       3,839              3,364

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible Preferred Stock $.01
    par value
  Issued and Outstanding - 400 at
   June 30 and December 31                 4                   4
Common stock $.01 par value
  Voting - Authorized - 100,000
   shares;
   Issued and Outstanding - 36,663
   at June 30 and 35,052 at
   December 31                           367                 351
  Non-Voting - Authorized -
   5,000 shares;
   Issued and Outstanding - 1,050
   at December 31                         -                   10
  Additional paid-in capital            225,505            224,020
  Accumulated deficit                  (176,154)          (168,055)
                                      ______________________________

     Total shareholders' equity          49,722             56,330
                                      ______________________________

                                       $208,101            $196,174
                                      ______________________________

The accompanying notes are an integral part of these consolidated financial statements.

                  Unilab Corporation and Subsidiaries

                 Consolidated Statements of Operations
     Three Month and Six Month Periods Ended June 30, 1996 and 1995
             (amounts in thousands, except per share data)
                              (Unaudited)
                                   Three months ended         Six Months Ended
                                    June 30,    June 30,     June 30,  June 30,
                                      1996        1995          1996      1995
 _____________________________________________________________________________
Revenue                            $52,058   $47,913    $103,599    $90,155
______________________________________________________________________________

Operating Expenses:
Salaries, wages and benefits        17,291    15,650      34,896     29,434
Supplies                             7,152     5,834      13,752     11,017
Other operating expenses            13,366    10,813      26,399     20,648
Legal and acquisition related charges   -      1,200         -        2,400
Amortization and depreciation        2,905     2,258       5,724      4,129
______________________________________________________________________________
Total Operating Expenses            40,714    35,755      80,771     67,628

Selling, general and administrative
expenses                            10,871     9,106      21,855     17,395
______________________________________________________________________________

Operating Income                       473     3,052         973      5,132
______________________________________________________________________________
Other Income (Expenses):
Third party interest, net           (3,534)   (2,390)     (6,299)    (4,012)
Related party interest                 375       (47)        750        (90)
Equity in earnings of affiliate         -         75          -         250
Loss on sale of equity investment       -    (36,499)         -     (36,499)
______________________________________________________________________________
Total Other Expenses, net           (3,159)  (38,861)     (5,549)   (40,351)
______________________________________________________________________________
Loss Before Income Taxes and
Extraordinary Item                  (2,686)  (35,809)     (4,576)   (35,219)

Tax Provision                           -        -            -          -
______________________________________________________________________________
Loss Before Extraordinary Item      (2,686)  (35,809)     (4,576)   (35,219)

Extraordinary item - loss on early
extinguishment of debt                  -      1,732        3,451     1,732
______________________________________________________________________________
Net Loss                            ($2,686)  ($37,541)   ($8,027)  ($36,951)
______________________________________________________________________________
Preferred Stock Dividends              $36       $36         $72        $72

Net Loss Available to Common
    Shareholders                    ($2,722)  ($37,577)   ($8,099)  ($37,023)

Net Loss Per Share:
Loss Before Extraordinary Item       ($0.07)    ($1.00)    ($0.12)   ($0.99)
Extraordinary Item                    $0.00     ($0.05)    ($0.10)   ($0.05)
Net Loss Per Share                   ($0.07)    ($1.05)    ($0.22)   ($1.04)

Weighted Average Common Shares
Outstanding                           36,666     35,919     36,610    35,729
______________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

                Unilab Corporation and Subsidiaries
               Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1996 and 1995
                      (amounts in thousands)
                           (Unaudited)
                                                Six months ended June 30,
                                                  1996         		1995
 _____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          ($8,027)       ($36,951)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization and depreciation                       5,724           4,129
Provision for doubtful accounts                     6,969           5,080
Equity in earnings of affiliate				                 -		             (250)
Loss on sale of equity investment                   -              36,499
Extraordinary item - loss on early
   extinguishment of debt                           3,451           1,732

Changes in assets and liabilities affecting
operations, net of acquisitions:
Increase in Accounts receivable                    (9,249)        (13,474)
Increase in Inventory of supplies                     (55)           (381)
(Increase) decrease in Prepaid expenses and
     other current assets                             228          (1,659)
(Increase) decrease in Other assets                   141            (194)
Increase (decrease) in Accounts payable and
     accrued liabilities                           (1,326)            311
Other                                                 186              40
______________________________________________________________________________
Net cash used by operating activities              (1,958)         (5,118)
______________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under third party debt                  123,490         42,400
Payments under third party debt                   (104,029)        (3,095)
Financing costs under the Senior Notes              (4,730)            -
Financing costs under credit agreement                  -          (3,325)
Other                                                  (25)          (172)
______________________________________________________________________________
Net cash provided by financing activities           14,706         35,808
______________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               (1,895)          (1,605)
Payments for acquisitions, net of cash acquired    (1,659)         (29,802)
Transaction fees paid related to acquisitions          -              (449)
______________________________________________________________________________
Net cash used by investing activities              (3,554)         (31,856)
______________________________________________________________________________
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    9,194           (1,166)

CASH AND CASH EQUIVALENTS - Beginning of Period        70            1,491
______________________________________________________________________________
CASH AND CASH EQUIVALENTS - End of Period          $9,264             $325
______________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

          	UNILAB CORPORATION AND SUBSIDIARIES
        	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      	(UNAUDITED)


1.	Management Opinion

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature, except for the extraordinary charge of $3.5 million recorded in the first quarter of 1996, as discussed in note 3 below, and a legal charge of $1.2 million recorded in the first quarter of 1995, a $1.2 million acquisition related charge recorded in the second quarter of 1995 related to the sale of Unilab Corporation's ("Unilab" or the "Company") equity investment and an extraordinary loss of $1.7 million recorded in the second quarter of 1995 related to a loss upon the early extinguishment of debt. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (as amended by the 1995 Annual Report on Form 10-K/A) (collectively, the "1995 Form 10-K") for more detailed information on the above noted charges recorded in 1995.

The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of Unilab and related notes as contained in the 1995 Form 10-K.

2.	Net Loss Per Share

Net loss per share is computed by dividing net loss less preferred stock dividends by the weighted average number of common shares outstanding plus common stock equivalents, which include options and warrants, during the period. The assumed conversion of the convertible preferred stock is excluded from the calculation since its effect would be immaterial.

3.  Long-Term Debt

In March 1996, the Company completed an offering for $120.0 million of Senior Notes (the "Senior Notes"). The proceeds from the Senior Notes offering were used to retire outstanding borrowings under the Company's then existing bank term loan and revolving line of credit facility (the "Old Credit Facility") in the principal amount of $102.1 million, plus accrued interest. Interest on the Senior Notes is 11% and is payable on April 1st and October 1st of each year, commencing October 1, 1996. The Senior Notes are due April 2006 and the Company is not required to make any mandatory redemption or sinking fund payment with the respect to the Senior Notes prior to maturity.

In connection with the Senior Notes offering, the Company incurred approximately $5.0 million of financing costs (of which approximately $4.7 million had been paid by June 30, 1996). The debt financing costs are deferred and amortized, using the interest method, over the term of the related debt. Upon completion of the Senior Notes offering, the Company wrote-off $3.5 million of deferred financing costs related to the Old Credit Facility. The $3.5 million charge has been shown as an extraordinary loss from the early extinguishment of debt in the statement of operations.

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

In July 1996, the Company entered into an agreement with a financial institution whereby it can sell accounts receivable up to a maximum of $20.0 million. As collections reduce accounts receivables which have been sold, the Company may sell new receivables to bring the amount sold up to a maximum of $20.0 million.

As of August 2, 1996, the Company had not sold any accounts receivable under this agreement. The termination date for the agreement is July 1999. A commitment fee of 1/2 percent is required on the unused portion of the available facility. The Company retains collection and administrative responsibilities on the receivables sold as agent for the purchaser.
In addition, any accounts receivable sold, if any, will be reflected as a reduction of account receivables in the balance sheet. The full amount of the allowance for doubtful accounts will be retained because the Company will retain substantially the same risk of credit loss as if the receivables had not been sold.

In connection with the closing of this agreement, the Company expects to reduce its available $20.0 million line of credit with a bank to $5.0 million, which includes approximately $900,000 outstanding standby letters of credit.

4.	Non-Voting Common Stock

At the Company's May 1996 annual meeting of stockholders, an amendment to the Company's Certificate of Incorporation was approved and adopted by stockholders permitting the holders of all the 1,050,000 outstanding shares of the Company's non-voting common stock to convert such shares into regular voting common stock. In July 1996, all of the outstanding shares of non-voting stock were converted into shares of the Company's voting common stock on a share for share basis.

5.	Supplemental Disclosure of Cash Flow Information

   (amounts in thousands)	              Six months ended June 30,
                                            1996	        	1995
Cash paid during the period for:
Interest                                   $3,194        $4,189
Income taxes                                    8             3

In addition, the Company issued Unilab common shares valued at $1.0 million in the first quarter of 1996 in partial payment of the purchase price for an acquisition made in 1993 and issued Unilab common shares valued at $0.2 million in the second quarter of 1996 to the Company 401-K plan to meet the Company's matching obligation to the plan.

Item 2.


Management's Discussion and Analysis of Financial Condition and
                   Results of Operations

                  	Results of Operations

Three and Six Month Periods Ended June 30, 1996 Compared with the Three and Six Month Periods Ended June 30, 1995


Revenue for the three and six month periods ended June 30, 1996 increased $4.1 million or 8.7% and $13.4 or 14.9%, respectively, versus the comparable prior year periods. The increases were the result of additional specimen volume generating approximately $9.5 million and $19.7 million offset by changes in payor mix and decreases in reimbursement levels of approximately $5.4 million and $6.3 million during the three and six month periods ended June 30, 1996 and 1995.
The increases in specimen volume of $9.5 million and $19.7 million were primarily attributable to growth in the Company's core business of $6.6 million and $11.1 million and revenue from the acquisition of Medical Laboratory Network, Inc. ("MLN") completed in May 1995 of
$2.9 million and $8.6 million. The changes in payor mix and decreases in reimbursement levels is primarily due to a reduction in the national fee caps for Medicare reimbursement in January 1996, an increase in managed care business and a general softening in reimbursement levels across most payor groups, most notably from insurance carriers.

Salaries, wages and benefits increased to $17.3 million and $34.9 million for the three and six month periods ended June 30, 1996 from $15.7 million and $29.4 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits increased to 33.2% and 33.7% for the three and six month periods ended June 30, 1996 from 32.7% and 32.6% for the comparable prior year periods. Such increases in 1996 are consistent with the higher trends recognized by the Company in the second half of 1995.

Supplies expense increased to $7.2 and $13.8 million for the three and six month periods ended June 30, 1996 from $5.8 millon and $11.0 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 13.7% and 13.3% for the three and six month periods ended June 30, 1996 from 12.2% and 12.2% for the comparable prior year periods. Such increases were the result of increased specimen volume and slightly higher supplies cost.

Other operating expenses increased to $13.4 million and $26.4 million for the three and six month periods ended June 30, 1996 from $10.8 million and $20.6 million for the comparable prior year periods. As a percentage of revenue, other operating expenses increased to 25.7% and 25.5% for the three and six month periods ended June 30, 1996 from 22.6% and 22.9% for the comparable prior year periods. Such increases were primarily due to increases in lab subcontracting expenses due to increases in fees charged by, and volume sent to, outside reference laboratories and increases in bad debt expenses, both being consistent with the higher trends recognized by the Company in the second half of 1995.

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

The Company recorded an acquisition charge of $1.2 million in the second quarter of 1995 in connection with the acquisition of MLN. Such charges related to the integration of the acquired MLN operations with those of the Company.

Selling, general and administrative expenses increased to $10.9 million and $21.9 million for the three and six months period ended June 30, 1996 from $9.1 million and $17.4 million from the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses increased to 20.9% and 21.1% for the three and six month periods ended
June 30, 1996 from 19.0% and 19.3% for the comparable prior year periods. Such increase was primarily due to personnel added in sales and marketing throughout the latter half of 1995.

Amortization and depreciation expense increased to $2.9 million and $5.7 million for the three and six month periods ended June 30, 1996 from $2.3 million and $4.1 million from the comparable prior year periods primarily due to the additional amortization expense resulting from the acquisition of MLN in May 1995 and additional depreciation expense primarily resulting from depreciation started in the second half of 1995 on approximately $3.0 million of computer equipment and software.

Third party interest expense increased to $3.5 million and $6.3 million for the three and six month periods ended June 30, 1996 from $2.4 million and $4.0 million for the comparable prior year periods primarily due to increased borrowings by the Company used to finance the acquisition of MLN and to pay related transaction fees and expenses in May 1995 and increased indebtedness incurred by the Company under the Senior Notes offering in March 1996.

Related party interest income of $375,000 and $750,000 for the three and six months periods ended June 30, 1996 reflect interest income on the $15.0 million promissory note the Company received upon the sale of its 40% equity investment in UGL to UGL for $30.0 million. The sale was effective June 30, 1995 and the Company ceased recording equity earnings from UGL after April 30, 1995. The sale resulted in a one-time charge by the Company during the three and six month periods ended June 30, 1995 of approximately $36.5 million.

Upon completion of the Senior Notes offering, the Company wrote off
$3.5 million of deferred financing costs related to the Company's
Old Credit Facility. In addition, upon completion of a credit agreement in May 1995 entered into in connection with the MLN acquisition, the Company wrote-off $1.7 million of deferred financing costs related to a previous credit facility.

Liquidity and Capital Resources

Net cash used by operating activities was $2.0 million for the six months ended June 30, 1996 and reflects an decrease of $3.1 million over the comparable prior year period when net cash used by operating activities was $5.1 million. The change was primarily due to a decrease in the growth of accounts receivable offset by a reduction in net income before extroardinary item and loss on sale of the Company's equity investment in UGL.

Net cash provided by financing activities was $14.7 million for the six months ended June 30, 1996, primarily resulting from approximately $4.4 million of borrowing under the Company's Old Credit Facility used for working capital purposes and approximately $17.0 million of additional indebtedness incurred in connection with the Senior Notes offering offset primarily by $2.0 million of scheduled principal repayments under the Company's Old Credit Facility and capital lease obligations and payment of approximately $4.7 million of financing costs incurred in connection with the Senior Notes offering.

Net cash used by investing activities was $3.6 million for the six months ended June 30, 1996, primarily resulting from $1.9 million of capital expenditures and $1.7 million of payments made on smaller acquisitions completed in 1996 and 1995.

The Company had $9.3 million of cash and cash equivalents on hand at June 30, 1996. Cash and cash equivalents on hand and additional borrowing capabilities of $20.0 million under the agreement to sell accounts receivable and any proceeds received from the Company's $15.0 million promissory note due from UGL/UniHolding Corp. received upon sale of the Company's equity investment in UGL in 1995 are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital for the foreseeable future.

	PART II - OTHER INFORMATION


Item 2.	Changes in Securities

In July 1996, all 1,050,000 outstanding shares of the Company's non-voting common stock were converted on a share for share basis into 1,050,000 shares of the Company's regular voting common stock. The effect of such conversion is to dilute the ownership of the other holders of common stock by approximately 3%.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company's 1996 Annual Meeting of Stockholders held on May 14, 1996, stockholders voted upon (i) election of directors, (ii) ratification and approval of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending Dececember 31, 1996, (iii) ratification and approval of the Company's Stock Option and Performance Incentive Plan,
(iv) ratification and approval of the Non-Employee Directors Stock Plan, and (v) amendment of Section 4 of the Company's Certificate of Incorporation to amend the conversion terms of the Company's Non-Voting Common Stock. Shares were voted on each such matter as follows:

Election of Directors

     Name	                    For	     	  Against

Andrew Baker               24,295,445     2,812,830
Kirby L. Cramer            24,322,845     2,785,430
Michael B. Hoffman         24,247,095     2,861,180
Walker Lewis               24,246,225     2,862,050
Thomas O. Pyle             24,326,955     2,781,320
Gabriel B. Thomas          24,325,195     2,783,080

Ratification and Approval of Arthur Andersen LLP

For:                       20,847,551
Against:                      182,240
Abstain:                       78,484

Ratification and Approval of Stock Option and Performance Incentive Plan

For:                       12,158,229
Against:                    8,933,047
Abstain:                      183,904
Broker Non-Votes:           5,833,095


Ratification and Approval of Non-Employee Directors Stock Plan

For:                       14,649,195
Against:                    6,407,256
Abstain:                      218,729
Broker Non-votes:           5,833,095

Amendment of Section 4 of Certificate of Incorporation to Amend the
Conversion 	Terms of the Non-Voting Common Stock

For:                       19,114,930
Against:                      469,301
Abstain:                      255,958
Broker Non-votes:           5,268,086

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

Exhibit 3.1 - Amendment to the Company's Certificate of Incorporation, dated May 14, 1996.

Exhibit 99.1 - Press Release, dated June 21, 1996, announcing the
Company's listing on the American Stock Exchange (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated
June 26, 1996).

Exhibit 99.2 - Press Release August 5, 1996, announcing second quarter earnings results.

(B)	Reports on Form 8-K

Current Report on Form 8-K dated June 26, 1996 with respect to
Items 5 and 7.

                          	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNILAB CORPORATION


                                   By:   /s/ Richard A. Michaelson
Date:  August 5, 1996              Richard A. Michaelson
                                   Senior Vice President - Finance,
                                   Treasurer and Chief Financial Officer