Form 10-Q/A
period 1996-06-30
UNILAB CORP /DE/
filed 1996-10-03
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

                   FORM 10-Q/A

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

Page 1 of 3 pages

Item 6.     Exhibits and Reports on Form 8-K

(A)         Exhibits

            Exhibit 27 - Amendment filed to include the Financial Data
                         Schedule that was inadvertently omitted from the June 30, 1996 10-Q filing.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNILAB CORPORATION


                                      By:  /s/  Richard A. Michaelson
Date:  October 3, 1996                Richard A. Michaelson
                                      Senior Vice President - Finance,
                                      Treasurer and Chief Financial Officer