Form 10-Q
period 1996-09-30
UNILAB CORP /DE/
filed 1996-11-05
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C.  20549

                   FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

As of November 1, 1996, 37,170,047 shares of Registrant's
Common Stock, par value $.01 per share,  were outstanding.

Page 1 of 15 pages

             UNILAB CORPORATION AND SUBSIDIARIES

    Form 10-Q for the Quarterly Period Ended September 30, 1996


                           INDEX
                                                     						Page

Part I 	FINANCIAL INFORMATION:

Item 1.	Financial Statements

Consolidated Balance Sheets - September 30,                 3
1996 and December 31, 1995.

Consolidated Statements of Operations -
Three month and nine month periods ended
September 30, 1996 and September 30, 1995.                  4

Consolidated Statements of Cash Flows -
Nine month periods ended September 30, 1996
and September 30, 1995.                                     5

Notes to Consolidated Financial Statements.                 6

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                                 10

Part II	-	OTHER INFORMATION:

Item 1.	 Legal Proceedings                                 13

Item 6.	Exhibits and Reports on Form 8-K                   14

			Signatures                                              15

              Unilab Corporation and Subsidiaries
 Consolidated Balance Sheets - September 30, 1996 and December 31, 1995
                    (amounts in thousands)
	                           Assets
						                                    September 30,	    December 31,
				                        		               1996		            1995
				 			                                  (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                   $11,136       $70
Accounts receivable, net of
   allowance for doubtful accounts
   of $10,146 at September 30 and $8,454
   at December 31                              40,721       40,334
Amounts due from UGL/UniHolding                15,375       15,000
Inventory of supplies                           2,589       2,361
Prepaid expenses and other current assets       1,863       1,819

                                              ____________________________

     Total current assets                      71,684       59,584

                                             	____________________________

PROPERTY AND EQUIPMENT, net                    17,709       18,326

GOODWILL, net of accumulated
   amortization of $8,392 at September 30
   and $5,676 at December 31                   100,330      100,598

OTHER INTANGIBLE ASSETS, net of
   accumulated amortization of $19,523
   at September 30 and $17,909 at
   December 31                                  10,807       12,421

OTHER ASSETS                                     6,614        5,245

                                             	____________________________

                                               $207,144     $196,174

                                             	_____________________________

         	LIABILITIES AND SHAREHOLDERS' EQUITY
                                             Septemer 30,   December 31,
                                                1996           1995
                                             (Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt             $1,722         $21,947
Accounts payable and accrued liabilities      34,404          27,326

                                             	_____________________________

Total current liabilities                     36,126          49,273

                                             	_____________________________

LONG-TERM DEBT, net of current portion        126,561         87,207

OTHER LIABILITIES                               3,112          3,364

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible Preferred Stock $.01 par value
   Issued and Outstanding - 400 at
   September 30 and December 31                     4              4
Common stock $.01 par value
  Voting - Authorized - 100,000 shares;
   Issued and Outstanding - 36,844 at
   September 30 and 35,052 at December 31         368            351
  Non-Voting - Authorized - 5,000 shares;
   Issued and Outstanding - 1,050 at
   December 31                                     -              10
  Additional paid-in capital                   225,698       224,020
  Accumulated deficit                         (184,725)     (168,055)

                                             	______________________________

     Total shareholders' equity                 41,345        56,330

                                             	______________________________

                                              $207,144      $196,174

	                                             ______________________________

The accompanying notes are an integral part of these consolidated financial statements.

                Unilab Corporation and Subsidiaries

               Consolidated Statements of Operations
   Three Month and Nine Month Periods Ended September 30, 1996 and 1995
             (amounts in thousands, except per share data)
                           (Unaudited)
                                       Three months ended Sept.30,   Nine Months Ended Sept.30,
                                              1996        1995        1996      1995
____________________________________________________________________________
Revenue                                       $52,670       $50,160   $156,269   $140,315
_____________________________________________________________________________

Operating Expenses:
Salaries, wages and benefits                   17,912        17,117     52,808     46,551
Supplies                                        7,562         6,690     21,314     17,707
Other operating expenses                       14,114        11,347     40,513     31,995
Legal and acquisition related charges           4,940           -        4,940      2,400
Amortization and depreciation                   2,921         2,69      38,645      6,822
_____________________________________________________________________________
Total Operating Expenses                       47,449        37,847    128,220    105,475

Selling, general and administrative expenses   10,606         9,975     32,461     27,370
_____________________________________________________________________________

Operating Income                               (5,385)        2,338     (4,412)     7,470
_____________________________________________________________________________
Other Income (Expenses):
Third party interest, net                      (3,525)       (2,481)    (9,824)    (6,493)
Related party interest                            375           375      1,125        285
Equity in earnings of affiliate                   -             -          250
Loss on sale of equity investment                 -             -          -      (36,499)
_____________________________________________________________________________
Total Other Expenses, net                      (3,150)       (2,106)    (8,699)   (42,457)
_____________________________________________________________________________
Loss (Loss) Before Income Taxes and
Extraordinary Item                             (8,535)          232     (13,111)  (34,987)

Tax Provision                                     -              -          -         -
_____________________________________________________________________________
Loss (Loss) Before Extraordinary Item          (8,535)          232     (13,111)  (34,987)

Extraordinary item - loss on early
extinguishment of debt                            -              -        3,451     1,732
_____________________________________________________________________________
Net Income (Loss	)                             ($8,535)        $232     ($16,562)  ($36,719)
_____________________________________________________________________________
Preferred Stock Dividends                          $36          $36         $108       $108

Net Income (Loss) Available to
    Common Shareholders                        ($8,571)        $196     ($16,670)  ($36,827)

Net Income (Loss) Per Share:
Income (Loss) Before Extraordinary Item         ($0.23)        $0.01      ($0.35)    ($0.98)
Extraordinary Item                               $0.00         $0.00      ($0.10)    ($0.05)
Net Income (Loss) Per Share		                   ($0.23)	     	$0.01	     	($0.45)    ($1.03)

Weighted Average Common Shares
Outstanding                                      36,718       36,114       36,695    35,848
_____________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

                    Unilab Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1996 and 1995
                          (amounts in thousands)
                               (Unaudited)
					                                       Nine months ended September 30,
							                                           1996	          	1995
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        ($16,562)        ($36,719)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Amortization and depreciation                      8,645            6,822
Provision for doubtful accounts                   10,608            8,032
Equity in earnings of affiliate                      -               (250)
Loss on sale of equity investment                    -             36,499
Extraordinary item - loss on early
   extinguishment of debt                           3,451           1,732

Changes in assets and liabilities affecting
operations, net of acquisitions:
Increase in Accounts receivable                   (10,995)        (16,602)
(Increase) decrease in Inventory of supplies         (228)             40
Increase in Prepaid expenses and
     other current assets                             (44)         (1,705)
Increase in Other assets                             (284)           (369)
Increase (decrease) in Accounts payable and
     accrued liabilities                            6,997          (1,776)
Other                                                 577            (302)
_____________________________________________________________________________
Net cash provided (used) by operating
     activities                                     2,165          (4,598)
_____________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under third party debt                 123,490          48,400
Payments under third party debt                  (104,361)        (17,451)
Financing costs under the Senior Notes/
    Receivables Financing                          (4,932)             -
Financing costs under credit agreement                -            (3,325)
Other                                                 -              (208)
_____________________________________________________________________________
Net cash provided by financing activities          14,197          27,416
_____________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               (3,150)         (2,767)
Payments for acquisitions, net of cash
     acquired                                      (2,146)        (30,452)
Transaction fees paid related to acquisitions         -              (449)
Net cash proceeds from the sale of equity
     investments	                                     -            13,000
Other                                                 -              (240)
_____________________________________________________________________________
Net cash used by investing activities              (5,296)        (20,908)
_____________________________________________________________________________
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                   11,066           1,910

CASH AND CASH EQUIVALENTS - Beginning of
     Period                                            70           1,491
_____________________________________________________________________________
CASH AND CASH EQUIVALENTS - End of Period         $11,136          $3,401
_____________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

            UNILAB CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)


1.	Management Opinion

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature, except for the extraordinary charge of $3.5 million recorded in the first quarter of 1996 as discussed in note 4 below, a $4.9 million charge recorded in the third quarter of 1996 as discussed in note 3 below and a legal charge of $1.2 million recorded in the first quarter of 1995, a $1.2 million acquisition related charge recorded in the second quarter of 1995, a $36.5 million charge recorded in the second quarter of 1995 related to the sale of Unilab Corporation's ("Unilab" or the "Company") equity investment and an extraordinary loss of $1.7 million recorded in the second quarter of 1995 related to a loss upon the early extinguishment of debt. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (as amended by the 1995 Annual
Report on Form 10-K/A) (collectively, the "1995 Form 10-
K") for more detailed information on the above noted charges recorded in 1995.

The accompanying interim financial statements and related notes should be read in conjunction with the consolidated financial statements of Unilab and related notes as contained in the 1995 Form 10-K.

2.	Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding for each period presented. Common stock equivalents, which include options and warrants, are included in the income (loss) plus common share calculation when the effect is dilutive. The assumed conversion of the convertible preferred stock is excluded from the calculation since its effect would be immaterial.

3.	Legal Charge

During the third quarter of 1996, the Company recorded charges of approximately $4.9 million, primarily related to settlements reached with the United States ("U.S.") Government and certain other entities in connection with the Company's sales, marketing and billing practices. The Company agreed to pay the U.S. Government approximately
$4.0 million to conclude an investigation of certain of Unilab's billings to Medicare and certain other governmental entities for hemotology indices being billed in conjunction with complete blood counts. The Company paid the U.S. Government approximately $528,000 in October 1996 and has remaining payments of $650,000 due March 1 and September 1, 1997 and 1998, $500,000 due March 1, 1999
and approximately $324,000 due on September 1, 1999. All deferred payments to the U.S. Government will bear interest at approximately 5.2 percent. In addition, Unilab has paid the California MediCal program approximately $160,000 in October 1996 to settle all their claims concerning the same issue.

4.	Long-Term Debt

In March 1996, the Company completed an offering for
$120.0 million of Senior Notes (the "Senior Notes"). The proceeds from the Senior Notes offering were used to retire outstanding borrowings under the Company's then existing bank term loan and revolving line of credit facility (the "Old Credit Facility") in the principal amount of $102.1 million,
plus accrued interest.   Interest on the Senior Notes is 11%
and is payable on April 1st and October 1st of each year. The first interest payment on the Senior Notes of approximately $7.2 was paid by the Company on October 1, 1996. The
Senior Notes are due April 2006 and the Company is not required to make any mandatory redemption or sinking fund payment with the respect to the Senior Notes prior to maturity.

In connection with the Senior Notes offering and the account receivable financing discussed below, the Company incurred approximately $5.0 million of financing costs. The debt financing costs are deferred and amortized, using the interest method, over the term of the related debt. Upon completion of the Senior Notes offering, the Company wrote-off $3.5 million of deferred financing costs related to the Old Credit Facility in the first quarter of 1996. The $3.5 million charge has been shown as an extraordinary loss from the early extinguishment of debt in the statement of operations.

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

As of November 1, 1996, the Company had not sold any accounts receivable under this agreement. The termination date for the agreement is July 1999. A commitment fee of 1/2 percent is required on the unused portion of the available facility. Borrowings, if any, under the facility are subject to a liquidity and debt service coverage ratio. The Company retains collection and administrative responsibilities on the receivables sold as agent for the purchaser. In addition, any accounts receivable sold, if any, will be reflected as a reduction of account receivables in the balance sheet. The full amount of the allowance for doubtful accounts will be retained because the Company will retain substantially the same risk of credit loss as if the receivables had not been sold.

The Company expects to either reduce its $20.0 million line of credit with a bank to $3.0 million or terminate the line in its entirety, given that no funds have been drawn under the line.

5.	Non-Voting Common Stock

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

6.	Supplemental Disclosure of Cash Flow Information

   (amounts in thousands)          Nine months ended September 30,
                          	           1996	            1995
Cash paid during the period for:
Interest                            	$3,405           $6,696
Income taxes	                             8                3

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

Item 2.

     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations

                         Results of Operations

Three and Nine Month Periods Ended September 30, 1996
Compared with the Three and Nine Month Periods Ended
September 30, 1995


Revenue for the three and nine month periods ended September 30, 1996 increased $2.5 million or 5.0% and $16.0 or 11.4%, respectively, versus the comparable prior year periods. The increases were the result of additional specimen volume generating approximately $8.6 million and $28.3 million offset by changes in payor mix and decreases in reimbursement levels of approximately $6.0 million and $12.3 million during the three and nine month periods ended September 30, 1996 and 1995. The increases in specimen volume of $8.6 million and $28.3 million were primarily attributable to growth in the Company's core business of $8.6 million and $19.7 million for the three and nine month periods ended September 30, 1996 and 1995, respectively, and revenue from the acquisition of Medical Laboratory Network, Inc.
("MLN") completed in May 1995 of $8.6 million for the nine month period ended September 30, 1996. The changes in payor mix and decreases in reimbursement levels is primarily due to a reduction in the national fee caps for Medicare reimbursement in January 1996, an increase in managed care business and a general softening in reimbursement levels across most payor groups, most notably from insurance carriers.

Salaries, wages and benefits increased to $17.9 million and $52.8 million for the three and nine month periods ended September 30, 1996 from $17.1 million and $46.6 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits were 34.0% and 33.8% for the three and nine month periods ended September 30, 1996 versus 34.1% and 33.2% for the comparable prior year periods. The increase in the percentage for the nine months ended September 30, 1996 is due to additional personnel added by the Company throughout the second half of 1995.

Supplies expense increased to $7.6 and $21.3 million for the three and nine month periods ended September 30, 1996 from $6.7 million and $17.7 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 14.4% and 13.6% for the three and nine month periods ended September
30, 1996 from 13.3% and 12.6% for the comparable prior year periods. Such increases were the result of increased specimen volume as the cost of supplies for each specimen processed has remained relatively consistent during the respective periods.

Other operating expenses increased to $14.1 million and $40.5 million for the three and nine month periods ended September 30, 1996 from $11.3 million and $32.0 million for the comparable prior year periods. As a percentage of revenue, other operating expenses increased to 26.8% and 25.9% for the three and nine month periods ended September 30, 1996 from 22.6% and 22.8% for the comparable prior year periods. Such increases were primarily due to increases in lab subcontracting expenses due to increases in fees charged by, and volume sent to, outside reference laboratories and increases in bad debt expenses, both being consistent with the higher trends recognized by the Company in the second half of 1995.

During the third quarter of 1996, the Company recorded charges of approximately $4.9 million, primarily related to settlements reached with the U.S. Government and certain other entities in connection with the Company's sales, marketing and billing practices. The Company agreed to pay the U.S. Government approximately $4.0 million to conclude an investigation of certain of Unilab's billings to Medicare and certain other governmental entities for hemotology indices being billed in conjunction with complete blood counts. Unilab also paid the California MediCal program approximately $160,000 in October 1996 to settle all their claims concerning the same issue.

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

Selling, general and administrative expenses increased to $10.6 million and $32.5 million for the three and nine months period ended September 30, 1996 from $10.0 million and $27.4 million from the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses increased to 20.1% and 20.8% for the three and nine month periods ended September 30, 1996 from 19.9% and 19.5% for the comparable prior year periods. Such increase was primarily due to personnel added in sales and marketing throughout the latter half of 1995.

Amortization and depreciation expense increased to $2.9 million and $8.6 million for the three and nine month periods ended September 30, 1996 from $2.7 million and $6.8 million from the comparable prior year periods primarily due to the additional amortization expense resulting from the acquisition of MLN in May 1995 and certain smaller acquisitions made in late 1995 and in 1996 and additional depreciation expense primarily resulting from depreciation started in the second half of 1995 on approximately $3.0 million of computer equipment and software.

Third party interest expense increased to $3.5 million and $9.8 million for the three and nine month periods ended September 30, 1996 from $2.5 million and $6.5 million for the comparable prior year periods primarily due to increased borrowings by the Company used to finance the acquisition of MLN and to pay related transaction fees and expenses in May 1995 and increased indebtedness incurred by the Company under the Senior Notes offering in March 1996.

Related party interest income of $0.4 million and $1.1 million for the three and nine months periods ended September 30, 1996 reflect interest income on the $15.0 million promissory note the Company received upon the sale of its 40% equity investment in UGL to UGL for $30.0 million. The sale was effective June 30, 1995 and the Company ceased recording equity earnings from UGL after April 30, 1995. The sale resulted in a one-time charge by the Company during the nine month period ended September
30, 1995 of approximately $36.5 million.

Upon completion of the Senior Notes offering, the Company wrote off $3.5 million of deferred financing costs related to the Company's Old Credit Facility. In addition, upon completion of a credit agreement in May 1995 entered into in connection with the MLN acquisition, the Company wrote-off $1.7 million of deferred financing costs related to a previous credit facility.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 1996 and reflects an increase of $6.8 million over the comparable prior year period when net cash used by operating activities was $4.6 million. The change was primarily due to a decrease in the growth of accounts receivable and the timing of interest due of the Senior Notes ($7.2 million of interest was paid to the holders of the Senior Notes on October 1,
1996) offset by a reduction in net income before extraordinary item and loss on sale of the Company's equity investment in UGL.

Net cash provided by financing activities was $14.2 million for the nine months ended September 30, 1996, primarily resulting from approximately $4.4 million of borrowing under the Company's Old Credit Facility used for working capital purposes and approximately $17.0 million of additional indebtedness incurred in connection with the Senior Notes offering offset primarily by $2.3 million of scheduled principal repayments under the Company's
Old Credit Facility and capital lease obligations and payment of approximately $4.9 million of financing costs incurred in connection with the Senior Notes offering.

Net cash used by investing activities was $5.3 million for the nine months ended September 30, 1996, primarily resulting from $3.2 million of capital expenditures and $2.1 million of payments made on smaller acquisitions completed in 1996 and 1995.

The Company had $11.1 million of cash and cash equivalents on hand at September 30, 1996. However, the Company made interest payments to the holders of the Senior Notes and payments in connection with the investigation into the Company's sales, marketing, and billing practices of approximately $7.9 million on October 1, 1996. Cash and cash equivalents on hand and additional borrowing capabilities of $20.0 million under the agreement to sell accounts receivable and any proceeds received from the Company's $15.0 million promissory note due from UGL/UniHolding Corp. received upon sale of the Company's equity investment in UGL in 1995 are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures and working capital for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.	  Legal Proceedings

In August 1995 Unilab received a subpoena (the "CBC Subpoena") from the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") requesting information with respect to hematology indices being billed in conjunction with Complete Blood Counts ("CBC's") from 1991 to 1993. The Company cooperated fully in responding to the subpoena and produced the requested documents to the government. In September 1996, as part of a joint settlement with Corning Clinical Laboratories ("CCL"), the Company agreed to pay the U.S. Government approximately $4.0 million to settle the investigation (CCL paid approximately $7 million). The payments are to be made in semi-annual installments over three years, with approximately $500,000 paid in the current year. In addition, as part of the CBC Settlement Agreement, Unilab paid the California MediCal program on October 1, 1996 approximately $160,000 to settle all their claims concerning the same issue. The CBC settlement did not constitute an admission by Unilab with respect to any allegation, issue of law or fact arising from the investigation, and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

Exhibit 10.1 - Healthcare Receivables Purchase Agreement, dated as of July 31, 1996 between the Company and Daiwa Healthco-2
LLC.

Exhibit 10.2 - Settlement Agreement, dated September 19, 1996 among the Company, Corning Inc., the Office of Inspector General of the Department of Health and Human Services, the State of California, and certain other governmental entities.

Exhibit 99.1 - Press Release dated November 4, 1996, announcing third quarter earnings results.

(B)	Reports on Form 8-K

None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNILAB CORPORATION


                                        By:   /s/ Richard A. Michaelson
Date:  November 4, 1996                  Richard A. Michaelson
                                         Senior Vice President - Finance,
                                         Treasurer and Chief Financial Officer