Form 10-K
period 1996-12-31
UNILAB CORP /DE/
filed 1997-03-28
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended              December 31, 1996
                                             ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                           Commission File No. 0-22758

                               UNILAB CORPORATION
             (Exact name of Registrant as specified in its Charter)

                   Delaware                             95-4415490
                   --------                             ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

       18448 Oxnard Street,  Tarzana, California                  91356
       -----------------------------------------                  -----
       (Address of principal executive offices)                  (Zip code)

                                 (818) 996-7300
                                  -------------
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------
       Common Stock, $.01 par value             American Stock Exchange

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes __X__ No__

       Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At February 10, 1997, 39,189,693 shares of Registrant's Common Stock, par value $.01 per share were outstanding. The aggregate market value of the Common Stock, based on the closing price on the American Stock Exchange as of February 10, 1997, held by nonaffiliates of the Registrant was approximately $28.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II - Portions of the Annual Report to shareholders for the year ended December 31, 1996

       Part III - Proxy Statement for Annual Meeting of Stockholders to be held June 17, 1997

       Page 1 of 40 pages.

                                TABLE OF CONTENTS

Item                                                                       PAGE
----                                                                       ----

Part I.     1  Business....................................................   3

            2  Properties..................................................  19

            3  Legal Proceedings...........................................  19

            4  Submission of Matters to a Vote
               of Security Holders.........................................  22

Part II.    5  Market for the Registrant's Common Equity and
               Related Stockholder Matters.................................  26

            6  Selected Financial Data.....................................  27

            7  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  28

            8  Financial Statements and Supplementary Data.................  28

            9  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................  28

Part III.  10  Directors and Executive Officers of the Registrant..........  29

           11  Executive Compensation......................................  29

           12  Security Ownership of Certain Beneficial Owners
               and Management and Directors................................  29

           13  Certain Relationships and Transactions with Related
               Persons.....................................................  29

Part IV.   14  Exhibits, Financial Statements, Financial Statement
               Schedules and Reports on Form 8-K...........................  30

Signatures     ............................................................  32

                                     PART I

Item 1.          Business


General

                 Unilab Corporation ("Unilab" or the "Company") is the largest independent clinical laboratory testing company in California, providing laboratory testing services to physicians, managed care groups, hospitals and other health care providers. The Company believes that its revenues in California for the year ended December 31, 1996 were approximately twice the annual sales in California of the next largest independent clinical laboratory in that market. During such period, Unilab had approximately 15% of California's independent clinical laboratory market, which is the largest state clinical laboratory market in the United States. As of December 31, 1996, the Company operated three centrally-located full-service laboratories, approximately 35 strategically-located short turn around ("STAT") laboratories and approximately 238 conveniently-located patient service centers ("PSC")s.

                 Unilab was created in 1988 as a spin-off of the western United States ("U.S.") clinical laboratory business of the MetPath division ("MetPath") of Corning Incorporated ("Corning"). Pursuant to certain transactions consummated in November 1993 (the "Reorganization"), the Company's U.S. operations were restructured to focus almost exclusively on California.

Facilities and Testing

                 Unilab currently operates three full-service clinical laboratories in San Jose, Tarzana (Los Angeles) and Sacramento, California which offer over 1,000 clinical testing procedures, ranging from routine screening to advanced technical procedures, used in the diagnosis, monitoring and treatment of diseases and other medical conditions. Unilab operates 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. Patient specimens are collected from client offices or Unilab's own collecting stations and efficiently transported to full-service or STAT laboratories, where each specimen and related test request form is checked for completeness, bar coded and logged for testing and billing purposes into Unilab's computer system. Laboratory technicians then perform the requested tests, with results generally available to clients the next morning. Unilab's clinical computer program keeps track of patients' samples, reports test results in a readable format and maintains records and billing information. As of December 31, 1996, on an average work day, Unilab processed approximately 31,000 patient specimens and performed over 58,000 clinical tests.

                 Tests performed by Unilab measure the levels of, and analyze chemical and cellular components in, human body fluids and tissue and are used in the diagnosis, monitoring and treatment of disease. They include procedures in the areas of blood chemistry, hematology, urine chemistry, tissue pathology and cytology, among others. Commonly ordered individual tests include red and white blood cell counts, PAP smears, blood cholesterol level tests, urinalysis and procedures to measure blood sugar levels and to determine pregnancy. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the routine tests are performed by automated equipment and are capable of being performed and reported within a 24-hour period. Approximately 85% of the tests conducted by

Unilab are considered to be routine. Reports are frequently sent via telecommunications to equipment installed by Unilab in the physicians' offices or are delivered by hard copy.

                 Unilab also conducts esoteric testing services. Esoteric tests generally require complex manual techniques, a higher degree of technical skill and knowledge and sophisticated equipment. As a consequence, esoteric tests are priced higher than routine tests. Two examples of esoteric tests provided by Unilab include immunoelectrophoresis, used for the diagnosis of autoimmune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases. The number of esoteric tests performed by the Company has been increasing as new medical discoveries are made and testing procedures developed. Unilab performs more than 98% of the tests requested by its clients, with less than 2% performed by third party reference laboratories with whom Unilab contracts. On a revenue basis, approximately 6% of testing fees collected by Unilab are paid to third party reference laboratories or pathology services.

Customers

                 Unilab provides testing services to a broad range of health care providers. The following factors, among others, are often used by health care providers in selecting a laboratory: (i) accuracy, timeliness and consistency in reporting test results; (ii) number and type of testing services performed; (iii) service capability and convenience offered by the laboratory;
(iv) pricing of the laboratory's testing services; and (v) reputation of the laboratory for the foregoing.

                 The primary types of customers that Unilab services are as follows:

o Independent Physicians and Physician Groups. Physician performing testing for their patients who are unaffiliated with a pre-paid health plan are the principal source of Unilab's clinical laboratory business. Unilab markets its services to physicians through its sales force and competes primarily on the basis of the accuracy of testing, convenient locations for patient specimen collection, rapid test result reporting and informational services, and its competitive pricing. Fees for clinical laboratory testing services rendered for physicians are billed either to the physician, to the patient, or to the patient's third-party payor such as Blue Cross, Medicare and Medicaid.

o HMOs and Other Managed Care Groups. HMOs and other managed care groups (which designate the laboratory to be used for tests ordered by the physician) generally select an independent laboratory based on competitive pricing offered to high volume customers, capability of the laboratory to effectively service incremental blocks of business, field distribution system, including couriers and PSCs to service their networks of physician providers, and the reputation of the laboratory in the medical community.

o Hospitals. Unilab provides esoteric testing for hospitals which are not equipped to perform such sophisticated tests and general reference testing for hospitals which have reduced or eliminated their in-hospital laboratory testing in an attempt to reduce their cost of delivering patient care. The selection of an independent laboratory by hospitals is usually based on reputation of the laboratory in the medical community, type of services offered, accuracy, timeliness and consistency of test results and competitive pricing.

o                Independent  Laboratories.   Unilab  also  provides  reference
 testing services to independent clinical laboratories which do not have the full range of Unilab's testing capabilities.

                California has the highest enrollment rate (approximately 40% of the population) in managed care plans of any state in the country and, as a result, delivery of health care to participants in such plans has become integral to the health care delivery system throughout the state. The proliferation of managed care providers in the healthcare industry has altered the customer base of healthcare service providers, especially in California. From 1993 to 1994, Unilab more than doubled its number of covered lives (i.e., individuals covered by contracts between pre-paid health plans and Unilab for the provision of laboratory services) to over 2 million lives. During 1995 the Company continued to serve a similar number of covered lives, and during the first half of 1996, increased its managed care coverage to over 2 1/2 million lives. This business has historically been viewed as having substantial value, in large part because of the economies of scale inherent in its considerable volume. It was also viewed as a competitive advantage in obtaining additional non-managed care business generated from many of the same offices which were serving managed care patients. Increasingly, Unilab, like other major laboratory companies, has come to recognize that the pricing received in relation to the cost of services provided to managed care patients was disproportionately low, and the Company has undertaken a concerted effort to improve the situation. Unilab is committed to providing high quality laboratory testing at profitable pricing levels.

Specimen Collection and Processing

                 Unilab utilizes an extensive distribution and collection system of approximately 340 couriers, approximately 238 PSCs and approximately 20 courier hubs to achieve efficient and integrated collection and testing. Courier routes are logically designed based on lab location, geographic density and specimen volume. Strategically located full service labs and satellite courier "hubs" serve as control centers to ensure courier routing is efficient and tightly controlled. In addition, PSCs act as initial specimen processing centers effectively putting control of the specimen in Unilab's possession earlier in the process. The Company believes this distribution infrastructure is integral to providing efficient, convenient and reliable service to its clients.

Quality Assurance

                 Unilab believes that its quality assurance procedures meet the highest standards in the industry. Unilab has established a comprehensive quality assurance program for all of its laboratories and other facilities to ensure that specimens are collected and transported properly, tests are performed accurately, and client, patient and test information are reported, billed and filed correctly. Unilab's quality assurance programs include (i) preventive maintenance of laboratory testing equipment, (ii) maintenance of high personnel standards and training which ensure that only qualified personnel perform testing and (iii) testing of control specimens in order to ensure accuracy and precision of test equipment. In addition, all laboratories certified by the Health Care Financing Administration ("HCFA") for participation in the Medicare program under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") must participate in basic quality assurance programs. Each of Unilab's laboratories is licensed (or has licensure pending) by its respective state authorities and certified by HCFA for participation in the Medicare program under CLIA.

                 In addition, Unilab participates in a number of independent proficiency testing programs. Participation in a federally recognized proficiency testing program is a requirement of CLIA. Under these programs, an independent testing authority submits pre-tested samples to a laboratory. These tests measure the laboratory's test results against known proficiency test values. Unilab also participates in a number of proficiency testing programs which generally entail submitting pre-tested samples to a laboratory to verify the laboratory test results against the known proficiency test value. These proficiency programs are conducted both by Unilab on its own and in conjunction with groups such as the College of American Pathologists ("CAP"), and state and Federal government regulatory agencies. CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP accreditation program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program for all categories in which the laboratory is accredited by CAP. CAP's proficiency testing program is federally recognized for purposes of CLIA. A laboratory's receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. Each of Unilab's full-service laboratories in Sacramento, San Jose and Tarzana has earned full accreditation by CAP. In the 1996 External Proficiency Testing Program conducted by CAP at the Company's three primary laboratories, the total accuracy rate for all sections of the laboratories was 99.4%, slightly better than the 1995 cumulative accuracy rate of 99.3% and the 1994 rate of 99.2%.

Sales and Marketing

                 As of March 1, 1997, Unilab employed a full-time sales and marketing staff of approximately 65 people. Members of the sales and marketing staff are selected based upon their skill and experience. In addition, all sales and marketing personnel participate in training programs developed to provide detailed and specialized knowledge of the requirements of Unilab's varied market segments. Compensation packages for such persons contain a significant element of commission-based income and are designed to reward individual performance for increasing collectible revenue through expanding the Company's client base with the addition of quality business.

                 Unilab continuously monitors existing accounts and assesses service levels in order to maintain client relationships and identify and resolve any potential client dissatisfaction. Unilab's account service managers also monitor advances in testing technologies and notify physician clients of the availability of such advances. Compensation packages for account service managers are designed to reward individual performance for retaining existing client accounts.

Acquisitions

                 Unilab's management, while employed by the Company or its predecessor, has successfully executed and integrated a number of acquisitions in the clinical laboratory industry, which have accounted for a substantial portion of the Company's growth. Since 1989, the Company or its predecessor has completed eight acquisitions in California, including four since 1994 with aggregate revenues in excess of $50 million. While the Company does not intend to focus in the short term on growth through acquisition, Unilab may selectively seek acquisitions designed to result in cost savings and other benefits resulting from the elimination or reduction of (i) redundancies in testing equipment and personnel, (ii) overlapping courier routes, (iii) overlapping PSCs and STAT laboratories, (iv) duplicative administrative personnel and (v) redundant marketing efforts and personnel. The Company seeks to achieve consolidation efficiencies within six to eighteen months after completion of an acquisition.

MLN Acquisition

                 On May 16, 1995, Unilab acquired MLN Holding Acquisition Co., the parent company of Medical Laboratory Network, Inc. ("MLN"), a Ventura, California based clinical laboratory company. The acquisition of MLN, which operated a network of one regional laboratory, five STAT laboratories and 31 PSCs in California, significantly increased Unilab's market share in several regions of California (Ventura County, Santa Barbara County, Sonoma County and Fresno). The operations of MLN were substantially integrated with those of the Company during the period from June to September 1995. As a result of such integration, the Company benefitted from annualized cost savings primarily related to the reduction in headcount of approximately 100 employees, closure of 11 PSCs and downsizing of the main MLN laboratory in Ventura, California, the disposition of laboratory equipment, furniture and fixtures, courier vehicles and leasehold improvements due to the downsizing of the main MLN laboratory and consolidation of other overlapping operations.

PathLab/Premier Acquisition

                 In January 1994, Unilab acquired Premier Laboratory Services, Inc. ("Premier"), which operated in the San Jose/San Francisco clinical laboratory market under the name PathLab. The consolidation of PathLab's business into the slightly larger Unilab operations in San Jose enabled the Company to become the largest provider of laboratory services in the San Francisco Bay area. In addition, the Company also achieved significant operating efficiencies by consolidating the two operations within one year of the closing of the PathLab acquisition. These operating efficiencies arose in part from reducing the work force, closing unnecessary facilities (including PathLab's central testing laboratory), consolidating courier services and eliminating overlapping operations.

Other Significant Acquisitions

                 From April 1989 to January 1991, the Company completed the following significant acquisitions: Y. Uchida & Co., Inc. ("Y. Uchida") (April
1989); Central Diagnostic Laboratories, Inc. ("CDL") (October 1989) and Roche Biomedical Western Region ("Roche") (January 1991). Y. Uchida, which had approximately $20 million in annual sales, was the Company's first significant acquisition and formed the foundation for Unilab's San Jose operations. CDL, at the time the largest privately-owned laboratory in the country, sold its western operations to the Company for $91 million. CDL, based in Los Angeles, also had support operations in Santa Rosa, California, Phoenix, Arizona and Dallas, Texas. (The Phoenix and Dallas operations were sold in 1993). Merging the Company's much smaller Southern California operations into CDL's resulted in Unilab becoming the largest provider of independent laboratory testing in Southern California. Roche, which had approximately $33 million of annual sales in California, was based in Sacramento, California. This acquisition formed the base for the Company's operations in the central part of California.

The Clinical Laboratory Industry

Overview and Trends

                 Unilab believes based on published industry reports that the total U.S. clinical laboratory market during 1996 was approximately $30 billion in annual revenue, of which the California market accounted for approximately $4 billion. The clinical laboratory market nationally, and particularly in California, is highly fragmented and composed of three segments: (i) laboratories located in hospitals; (ii) laboratories located in physicians' offices and physician-owned laboratories; and (iii) independent clinical laboratories. Industry sources estimate that there are currently fewer than 4,500 independent clinical labs in the United States, with as many as 750 located in California. The Company believes that approximately 50% of clinical laboratory testing revenues in California result from tests performed by hospitals, 20% from tests performed by physicians in their offices and physician-owned laboratories and 30% from tests performed by independent laboratories. The Company believes that the consolidation trend of the last several years is likely to continue, resulting in fewer independent clinical labs both nationally and in California.

                 Clinical laboratory testing has become an integral part of the delivery of health care services in the United States due to a number of factors, including: (i) the aging of the U.S. population, resulting in increased utilization of testing services; (ii) an increase in the number of routine tests and esoteric tests due to advances in technology and scientific knowledge; (iii) increased automation in testing procedures due to the development of highly automated laboratory testing equipment which has resulted in greater efficiencies in testing operations; (iv) increased awareness among physicians and the general public concerning the importance of preventive medicine and early detection; and (v) increased use of tests by physicians as protection against potential malpractice suits. Unilab believes that there will be further opportunities for independent laboratories to capture certain testing from the market currently served by hospital and physician office laboratories by focusing on the cost and service advantages which large independent laboratories like Unilab have with respect to high volume, non-emergency testing. However, the number of clinical laboratories has declined as hospitals and physicians have exited the clinical laboratory business and consolidation has occurred in the independent laboratory segment.

California Market

                 California is the single largest state clinical laboratory market in the U.S., accounting for approximately 13% of the country's laboratory testing revenues. The Company believes that consolidation in California has occurred and will continue for reasons similar to those which have caused the industry nationwide to consolidate, such as: (i) the cost of compliance with increasingly stringent regulatory requirements; (ii) the cost efficiencies afforded by large-scale automation of routine testing; (iii) legislative developments, such as restrictions on physician self-referrals and ownership of laboratories; (iv) reductions in Medicare reimbursements; (v) the growth of HMOs and other managed care groups which require efficient testing services from high-capacity laboratories; (vi) the increasing demand for sophisticated equipment and management information systems that tend to be prohibitively expensive for small laboratories; and (vii) the competition for a limited supply of qualified laboratory personnel. The Company has focused on the California clinical laboratory market because of (1) its size and density, (2) the high degree of fragmentation and prospects of continued consolidation and (3) Unilab's current leadership position in the market and the prospects of leveraging this status across the state.

Strategy

                 Unilab's objective is to build upon its position as the largest and lowest-cost provider of clinical laboratory testing services in California both to provide quality and valued services to its customers and to earn a profitable return for its stake-holders. The Company's business strategy for achieving this objective is to maintain superior quality and service, provide ancillary services commensurate with the value which its customers place on them, and conduct its billing and business practices in an appropriate, efficient, effective, and responsible manner. The Company also intends to closely monitor and, where appropriate, reduce its expense base, while simultaneously taking steps to increase its revenue stream through higher pricing.

Governmental Regulation

                 Numerous aspects of Unilab's operations, including its testing processes, its business practices and in some instances, the amount and methods by which it is paid, are subject to governmental regulation at the Federal, state and local levels.

Federal and State Clinical Laboratory Licensing

                 All clinical laboratories operating in the United States, with limited exceptions, are required to obtain Federal certification pursuant to CLIA and its implementing regulations. The law and its implementing regulations impose, as conditions for such certification, requirements relating to test processes, personnel qualifications, facilities and equipment, recordkeeping, quality control, quality assurance and participation in proficiency testing. The same regulatory requirements also apply as conditions for participation in the Medicare and Medicaid programs. CLIA regulations vary depending on the complexity of the methodologies performed by the laboratory. Compliance is verified by periodic on-site inspections. Sanctions for failure to meet CLIA/Medicare certification requirements include suspension or revocation of certification, criminal penalties, injunctive actions to close the laboratory, civil penalties or imposition of specific plans of correction to remedy alleged deficiencies.

                 Licensing requirements similar to those imposed pursuant to CLIA also apply at the state level, with similar sanctions for noncompliance. Effective January 1, 1996, California Senate Bill 113 ("SB 113") became law and amended the California laws governing clinical laboratories to make them at least as stringent as CLIA was as of January 1, 1994. Since Unilab must comply with CLIA in any event, SB 113 is likely to have little practical effect on the Company. The new law could, however, impose additional regulatory burdens on California-based physician office laboratories ("POL's") by increasing the responsibilities of directors at POL's for oversight and supervision. Additionally, in California specific proficiency testing participation is required for those laboratories, like Unilab, that perform testing to detect the presence of the human immunodeficiency virus ("HIV").

                 Notwithstanding compliance costs, Unilab regards these licensing requirements as beneficial to the industry and favorable to its business because the CLIA certification requirements apply not only to independent laboratories but to all clinical laboratories, with only narrow exceptions for those facilities performing a limited number of simple procedures.

Federal and State Billing and Fraud and Abuse Laws

                 The Federal Medicare laws impose specific billing requirements on clinical laboratories. Generally, laboratories are required to bill the Medicare program directly rather than billing physicians or beneficiaries. Exceptions to this "direct billing" requirement permit a referring laboratory to bill Medicare for testing performed by another laboratory if at least 70% of the tests for which the referring laboratory receives requisitions are performed on-site. This so-called "shell lab" exception is expected to benefit the independent laboratory industry by limiting incentives for physician-owned laboratories.

                 Additionally, a wide array of Medicare/Medicaid fraud and abuse provisions apply to those clinical laboratories participating in these programs. These laws prohibit, among other things, (i) the submission of false claims or false information to the programs, (ii) deceptive or fraudulent conduct, (iii) the provision of excessive or unnecessary services or services at excessive prices and (iv) the offer or receipt of broadly defined inducements for the referral of Medicare, Medicaid or other federal health care program patients or business. Penalties for violations of these Federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. Civil penalties for a wide range of offenses may be up to $10,000 per item and twice the amount claimed. In the case of certain offenses, exclusion from participation in Medicare and Medicaid is a mandatory penalty. These fraud and abuse provisions are interpreted liberally and enforced aggressively by the various enforcing agencies of the federal government.

                 Several Federal agencies are charged with the responsibility of investigating allegations of fraudulent and abusive conduct by health care providers. These agencies include, without limitation, the Department of Justice ("DOJ"), Federal Bureau of Investigation ("FBI") and the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"). Additionally, Medicare carriers and Medicaid state agencies now have certain fraud and abuse control authority. According to public statements by the DOJ, health care fraud has been elevated to the second-highest priority of the DOJ, and FBI agents have been transferred from investigating counterintelligence activities to health care provider fraud. The OIG also is involved in such investigations and has, according to recent Workplans, targeted certain laboratory practices for study, investigation and prosecution. Pursuant to one such project in the fiscal 1992/1993 Workplan, entitled "Laboratory Unbundle," laboratories that offer packages of tests to physicians and "unbundle" them into "several tests to get higher reimbursement when billing Medicare and Medicaid" were to be identified and "suitable cases will be presented for prosecution". Under another project in the fiscal 1992/1993 Workplan, laboratories "that link price discounts to the volume of physician referrals, `unbundle' tests in order to bill Medicare at a higher total rate, and conduct unnecessary tests, ... will be identified to coordinate investigations throughout the country". Such projects culminated in the industry-wide governmental "Lab Scam" investigations that have resulted in approximately $800 million of aggregate settlement payments being made by a number of independent clinical labs in the past several years. The Lab Scam investigation appears to be ongoing.

                 The OIG's fiscal year 1994/1995 Workplan also targeted a wide range of clinical laboratory practices for study and investigation. In fiscal years 1994-1995, the OIG planned to "continue to investigate potential fraud in Part B of the Medicare program", targeting certain specific areas including "laboratory fraud". In October 1994 the OIG issued a "Fraud Alert" targeting certain specific practices in the clinical laboratory industry, including the provision of free computers or fax machines to ordering physicians; the provision of free laboratory testing for health care providers, their families and employees; the provision of phlebotomy services to physicians; the collection by laboratories of bio-hazardous waste from physician offices; and certain other practices. The Fraud Alert, entitled "Arrangements for the Provision of Clinical Laboratory Services," was disseminated widely to physicians and other providers of Medicare/Medicaid services. In this document, the OIG asked persons who become aware of any of the identified practices to contact OIG Regional Offices around the U.S. Additionally, the Fraud Alert announced the OIG's plan to "actively investigate and prosecute" the practices described in the document.

                 The OIG's 1996/97 Workplan also proposed targeting a wide range of laboratory practices for investigation, including HCFA's enforcement of CLIA; duplicate claims from physician office and independent laboratories for the same tests; and billing by hospital laboratories for outpatient services. In addition, in 1997 the OIG released a "Model Compliance Plan" for clinical laboratories, which set out certain voluntary standards laboratories were to follow to comply with federal fraud and abuse laws.

                 In addition, a Federal "self-referral" law commonly referred to as the "Stark" law prohibits Medicare payments for laboratory tests referred by physicians who (personally or through a family member) have a financial interest (including "ownership interests" and "compensation arrangements") in the testing laboratory. There are certain exceptions, the most significant being in-office testing personally performed by or under the supervision of the physician or the group practice to which the physician belongs. Another exception would permit a physician to refer specimens to a laboratory owned by a company, the stock of which is traded on a public exchange and which has shareholders' equity of at least $75 million in the most recently completed year or an average of $75 million over the prior three years even if the physician owns stock of that company. Sanctions for laboratory violations of the prohibition include denial of Medicare payment, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibition and exclusion from the Medicare program. These restrictions, which became effective January 1, 1992, may benefit the independent clinical laboratory industry by restricting physicians from "self-referring" Medicare testing to physician-owned entities. As of January 1, 1995, as a result of the adoption of the "Stark II" law, these restrictions applied to Medicaid-covered services as well, with similar expected benefits for the independent laboratory industry.

                 The 1995 House Medicare reform proposal contained, and the House-Senate report adopted, provisions that would have, if passed, significantly narrowed the scope of the Stark anti-referral laws. That proposal would have ended the ban on physician referrals to laboratories based on any "compensation arrangements" between the lab and the physician. Such compensatory arrangements would have remained subject to the federal anti-kickback laws. The President vetoed this bill on December 5, 1995. The President's Medicare reform proposal would not have narrowed the scope of the Stark laws. While the proposals to narrow the scope of the self-referral law were not passed in 1995 or 1996, it is possible that similar proposals will be introduced in 1997 in Congress.

                 In 1996, Congress passed and the President signed into law the Health Insurance Portability and Accountability Act of 1996, frequently referred to as the "Kennedy-Kassebaum Act", after its principal sponsors. The law made major changes in federal fraud and abuse laws applicable to health care providers. First, it established a new federal program designed to coordinate federal, state and local fraud and abuse control programs. The law permits the DOJ and the OIG to conduct audits and investigations relating to the delivery of health care in the United States, without limitation to Medicare and Medicaid and established a Fraud and Abuse Trust Fund. The law also expands the federal antikickback law so that it applies not only to situations involving Medicare and Medicaid, but to almost all federally funded health care programs. In addition, the law for the first time permits providers to obtain advisory opinions from the government concerning the legality of certain contemplated practices. The Kennedy-Kassebaum law also significantly increases the penalties for certain civil violations of the Medicare law and increases the offenses for which a provider could be excluded from Medicare/Medicaid. Finally, the law establishes a number of new criminal provisions applicable to health care fraud. The Clinton Administration has proposed repeal of the advisory opinion provisions and certain other provisions related to the change in the intent standard for civil money penalties.

                 At the state level, laboratory operations are affected by billing requirements applicable to all laboratory services and state fraud and abuse and anti-inducement laws that similarly apply to all laboratory services. California, where the Company conducts the vast majority of its business, has adopted especially stringent laws of this type, including the Physician Ownership and Referral Act, known as the "Speier Bill", which became effective January 1, 1995 and which prohibits, under most circumstances, referrals of laboratory testing business by physicians to laboratories in which the physician has a "financial interest". Penalties for violation of these provisions can include fines, criminal penalties and disciplinary action against referring physicians. In addition, California has adopted the "Calderon" law, which prohibits physicians from "marking up" laboratory bills. The Company believes the Calderon law benefits independent laboratories by reducing the financial incentives for physician-owned laboratories.

                 In August 1993, Unilab received a subpoena from HHS in connection with an investigation and internal review relating to the possible submission of false or improper claims under the Medicare and Medicaid programs. The HHS subpoena required production of a broad range of documents, including those relating to Unilab's selling, pricing and billing practices. The HHS subpoena concerned fourteen tests, including five tests that were the subject of the civil claims Settlements. Unilab completed production of these documents in February 1994.

                 In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a complete blood count (CBC), a diagnostic test which was not included in any prior subpoena or the subject of any of the settlements entered into by the Company in September 1993 (the "Settlements"). See, "Legal Proceedings--Department of Justice Settlement". Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The payments are to be made in semi-annual installments over three years with approximately $500,000 paid in 1996. In addition, the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue. The settlement did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

Professional Ethics

                 The American Medical Association's (AMA's) view regarding referrals by physicians to businesses in which they hold ownership interests is that "in general, physicians should not refer patients to a health care facility outside their office practice at which they do not directly provide care or services when they have an investment interest in the facility". Under the AMA guidelines physicians are expected to refer patients to independent laboratories rather than to laboratories in which they have an investment interest. The AMA guidelines do not have the force of law. The management of Unilab believes that such AMA policy against physician self-referrals may have a positive effect on Unilab by further facilitating referrals away from physician-owned laboratories to independent laboratory concerns such as Unilab.

Reimbursement

                 Medicare reimbursement for clinical laboratory services is made pursuant to Medicare fee schedules, subject to a national limitation amount ("cap") that is based upon the median of all the Medicare fee schedules. During the late 1980s and the 1990s, that cap dropped from 115% of the median to 100% of the median, to 93% of the median, to 88% of the median, to 84% of the median to 80% of the median and effective January 1, 1996 to 76% of the median.

                 In 1997, the Clinton Administration proposed a number of new provisions to revise government reimbursement for clinical laboratory services. The proposal urges the adoption of a competitive bidding program for laboratory services, which would, if adopted, effect a reduction in Medicare payments of as much as 20% after the year 2001. In addition, the plan proposes to adopt a national fee schedule for certain automated tests, and would add additional tests to those for which Medicare pays on a "bundled" basis. Finally, the plan would also require laboratories to bill nursing homes, rather than Medicare, for laboratory tests provided to nursing home residents covered by Medicare.

                 Effective August 1, 1993, the levels of Medicare reimbursement for certain clinical laboratory tests pursuant to the Medicare laboratory fee schedule were affected by a substantial change in the Current Procedural Terminology ("CPT") codes, which is the basis for billing to Medicare/Medicaid and many private payors. The CPT code forms the basis for the coding of tests billed to Medicare and Medicaid, as well as to some third-party payors, and, thus, coding changes may substantially affect reimbursement levels. One of the areas of the CPT code revision that has most affected laboratory reimbursement levels is a change in the codes that designate panel and profile tests, so that numerous panel codes have been eliminated entirely and those remaining have been given specific definitions for constituent tests for the first time. This coding change reduced laboratory reimbursement for Unilab and the clinical laboratory industry generally. Other codes have been eliminated or superseded by new codes, and codes have been added for new, previously uncoded procedures. In late 1994, HCFA issued a draft document revising Medicare policies concerning the reimbursement of panel tests. The draft document expanded the list of clinical laboratory tests that are considered to be parts of automated panels and are to be reimbursed by Medicare using panel codes. In November 1995, HCFA adopted a final revised policy on reimbursement of panel tests. As of January 1, 1996, 22 automated tests (rather than 19 tests) became reimbursable by Medicare as part of an automated chemistry profile. An additional allowance of 50 cents per test is authorized when more than 19 tests are billed in a profile. HCFA retains the authority to expand in the future the list of tests included in a profile. In addition, the new HCFA policy requires laboratory providers to submit documentation of the medical necessity for panel tests. Medicare will reimburse laboratories only for the tests in a profile it determines to be medically necessary. This policy could have an adverse effect on the revenues and operating costs of the clinical laboratory industry, including Unilab. In a related change of policy, effective as of March 1, 1996, HCFA eliminated its prior policy of permitting payment for all tests contained in an automated chemistry profile when at least one of the tests in the profile is covered. Instead, where only some of the tests in a profile are covered, Medicare payment will not exceed the amount that would have been paid if only the covered tests (determined on the basis of "medical necessity") had been ordered.

                 Additionally, laboratory pricing practices in general have received substantial scrutiny from the Federal government. Under its "Lab Scam" inquiry, the federal government, through numerous of its agencies, including DOJ, OIG, FBI and HCFA, has investigated the sales and billing practices of many of the country's independent clinical laboratories. A number of these laboratories, including Damon Clinical Labs, Corning Clinical Labs (now Quest Diagnostics), Laboratory Corporation of America Holdings and SmithKline Beecham Clinical Laboratories, as well as the Company, have in the past year entered into agreements with the government to settle the government's allegations of wrongdoing, in certain cases for hundreds of millions of dollars.

                 Proposals have also been developed to procure Medicare and Medicaid laboratory testing services through competitive bidding mechanisms. To date, neither Congress nor the State of California has acted to mandate or authorize such procurement methodologies. However, President Clinton's 1997 Medicare reform proposal would establish competitive bidding for clinical laboratory services. If competitive bidding were implemented, such action could materially adversely affect the business of Unilab.

Drug Testing

                 Drug testing for public sector employees is regulated by the National Institute on Drug Abuse ("NIDA"), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of the Federal government, Federal government contractors and certain other entities. To the extent that Unilab performs such testing, it must be certified as meeting NIDA standards. Unilab's Tarzana (Los Angeles) laboratory is NIDA-certified.

Occupational Safety

                 In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration ("OSHA") has adopted rules that establish extensive requirements related to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to bloodborne pathogens. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, bloodborne pathogens such as HIV and the hepatitis B virus. OSHA has also adopted rules establishing safety requirements for the use of chemicals as reagents and for other purposes.

                 At the state level, California imposes occupational safety and health requirements administered by the California Occupational Safety and Health Administration.

Food and Drug Regulation

                 The Federal Food and Drug Administration ("FDA") administers laws that require pre-marketing approval for medical devices, including test kits used in performing clinical laboratory procedures. The FDA's pre-marketing approval requirements can affect the availability of test kits to clinical laboratories such as Unilab.

Controlled Substances

                 The use of controlled substances in testing for drugs-of-abuse is regulated by the Federal Drug Enforcement Administration.

Specimen Transportation

                 Regulations of the Department of Transportation, the Public Health Service, and the Postal Service apply to the transportation of clinical laboratory specimens.

Radioimmunoassay Testing

                 Radioimmunoassay testing, which is performed by certain of Unilab's laboratories, is subject to regulation and licensing by the Federal Nuclear Regulatory Commission.

Other Recent Legislation

                 Clinical laboratory legislation introduced in 1994 in both Houses of Congress contained laboratory "direct billing" bills. These bills would have required laboratories to bill the payor directly for all clinical laboratory services in the nation, whether reimbursed by Medicare, Medicaid, other federal or state programs, or private third-party payors, rather than billing a test-ordering physician or other practitioner. Such direct billing legislation is intended to eliminate the mark-up associated with billing doctors who may bill patients on a mark-up basis. Such legislation has been advocated for many years by the independent laboratory industry and is viewed by independent laboratories as advantageous. In 1995 the House Medicare proposal contained an all-payor direct billing provision; however that provision was not included in the House-Senate conference report approved in late November 1995 and no similar provision has been proposed to date in 1997. If enacted, direct billing legislation would likely be favorable for the revenues and competitive position of Unilab.

                 Both houses of Congress introduced significant Medicare and healthcare reform proposals in 1995 which were vetoed by President Clinton who proposed his own Medicare reform package. As noted above, new proposals have been made by the Clinton Administration for 1997.

                 The various legislative proposals introduced in 1995 would have affected a wide array of laboratory services and reimbursement. While comparable provisions have not been introduced during the 1997 session of Congress, or proposed by the President, similar provisions could be proposed at some point in the future. Proposals considered during 1995 included the following:

                 Lab Fee Schedule Cuts: In 1995 Under the Senate House and Medicare proposal and the House-Senate conference report, the fee schedule cap on laboratory reimbursement for Medicare beneficiaries would have been reduced to 65% of the median national limitation amount beginning in 1997 and there would have been no CPI adjustments through 2002. The President's proposal would not have reduced the laboratory reimbursement rate below the current 76% level. So far in 1997, no comparable cuts have been proposed.

                 POL Exemption from CLIA: The Medicare reform bill passed by the House of Representatives in September 1995 exempted POL's from CLIA oversight and compliance, except for PAP smear tests. A similar bill was introduced in the Senate by Senator Hutchinson, also in 1995, but was not included in the Senate Medicare reform bill. Subsequently, this provision was dropped in the House-Senate conference report. No similar provision has been proposed to date in 1997.

                 Stark Anti-Referral Legislation: In August 1995, HHS issued formal regulations implementing the Stark law (which became effective January 1, 1992). The Stark law prohibits in many circumstances self-referral of Medicare-covered laboratory tests by a physician to a laboratory in which the physician has an ownership interest or with which the physician has a compensation arrangement. The House Medicare bill passed in 1995 included a provision that would have ended the application of the anti-referral ban for compensation arrangements and this relaxation of the Stark anti-referral prohibitions was included in the House-Senate conference report. The President's 1997 proposal did not relax the Stark requirement; however, some proposals being considered in the House would enact a relaxation of the Stark requirement.

                 Coinsurance: No coinsurance proposal was included in either the 1995 or 1997 legislative proposals.

                 Competitive Bidding: No competitive bidding proposal for clinical laboratory tests was introduced in Congress in 1995. However, the President's 1997 Medicare reform package includes competitive bidding for laboratory services.

                 Direct Billing: The all-payor direct billing proposal that was included in the 1995 House Medicare proposal was dropped from the House-Senate conference report. No similar provision has been proposed to date in 1997.

                 Fraud and Abuse: As discussed above, new fraud and abuse provisions were enacted in 1996, as part of the Kennedy-Kassebaum Act. The Administration's 1997 Medicare proposal would repeal certain provisions included in that law, related to advisory opinions and the intent standard required for civil money penalties.

Environmental Compliance

                 As with all clinical laboratories, each of Unilab's laboratories must comply with the provisions of numerous federal, state and local statutes and regulations relating to public health and the environment, including: practices and procedures regarding the proper storage and labeling of hazardous and toxic materials or other substances associated with the operation of clinical laboratories and the proper management of medical waste, hazardous waste and low-level radioactive waste generated by operation of clinical laboratories; public disclosure requirements regarding certain hazardous and toxic materials or other substances associated with the operation of clinical laboratories; employee training and notification; environmental protection requirements, such as standards relating to the discharge of pollutants into the air, water and land; emergency response and remediation or cleanup in connection with hazardous and toxic materials or other substances associated with operation of clinical laboratories; operation and remediation, if necessary, of underground storage tank sites; the removal, encapsulation or disturbance of asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building; and other safety and health standards.

                 As regulated entities, Unilab's facilities are subject to compliance investigations from numerous governmental agencies. From time to time, such inspections have resulted in a notice of violation being issued to a laboratory in connection with certain regulatory requirements, e.g. labeling of regulated substances. In each such case, Unilab has responded to the inspecting agency and the alleged violation has been addressed without the imposition of substantial fines or penalties. Unilab is not aware of any past or present violation which it believes could have a material adverse effect on Unilab or its financial conditions or results of operations.

Competition

                 The independent clinical laboratory industry in the U.S. and in California is highly fragmented and is characterized by intense competition. According to HCFA, there are in the neighborhood of 4,500 independent clinical laboratories in the U.S., as many as 750 of which are in California. These independent clinical laboratories fall into two separate categories, the first of which are the smaller, local laboratories that generally offer fewer tests and services and have less capital than the larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients by providing a high level of personal and localized services.

                 The second group, which includes laboratories such as Unilab, consists of the larger regional or national laboratories that provide a broader range of tests and services. In California, Unilab's four largest independent clinical laboratory competitors are SmithKline Beecham Clinical Laboratories, Inc., Physicians Clinical Laboratories, Inc., Laboratory Corporation of America (formerly National Health Laboratories) and Meris Laboratories, Inc.

                 Unilab competes primarily on the basis of the quality of its testing, reporting and information services, its reputation in the medical community, price, the introduction of new testing procedures and its ability to perform a comprehensive range of tests. Competition for qualified personnel is also intensifying as statutory requirements for the licensing of personnel become more stringent. Unilab believes that its extensive California facilities provide easy access to its clients and quick reporting of results at competitive prices. It is expected that Unilab will be able to provide the full range of required testing, either through its own testing capabilities or by utilizing outside reference testing services contracted from third parties.

Employees

As of December 31, 1996, Unilab employed approximately 2,200 full-time employees and approximately 400 part-time or temporary employees, none of whom were under union contract. The Company believes that its relations with employees are good.

Seasonality

                 The Company's operations experience seasonal trends that it believes affect all clinical laboratory companies. Testing volume tends to be lower during holiday seasons and inclement weather. As a result, because a substantial portion of the Company's expenses are relatively fixed over the short term, Unilab's operating income as a percentage of revenue tends to decrease during the fourth quarter of each year, mainly due to the Christmas and Thanksgiving holidays.

                   THE REORGANIZATION AND RELATED TRANSACTIONS

                 Unilab was created in 1988 as a spin-off of the western U.S. clinical laboratory business of MetPath. Until November 1993, Unilab was managed by MetPath and Corning owned varying percentages of Unilab common stock, at times constituting a majority of the outstanding Unilab common stock.

                 On January 19, 1993, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with, among other parties, Corning and Corning Lab Services, Inc., a wholly-owned subsidiary of Corning ("CLSI"). The Merger Agreement and the transactions contemplated by an agreement with Unilabs Holdings S.A. (Panama) ("Holdings"), which is discussed below, were approved by shareholders of the Company at a special meeting held on November 1, 1993 and the transactions were consummated at that date.

                 Under the Merger Agreement, the Company's shareholders exchanged their shares of capital stock in the Company ("Old Unilab") for shares of capital stock in MetCal Inc. ("New Unilab"). MetCal Inc. subsequently changed its name to Unilab Corporation. New Unilab owns operations throughout the State of California and operates full-service laboratories in Los Angeles (Tarzana), San Jose and Sacramento, California. Corning acquired 100% ownership of the Company's clinical laboratory operations in Denver, Dallas and Phoenix and retained approximately $70.0 million of the Company's $95.3 million of then outstanding long-term indebtedness. In addition, Corning transferred 100% ownership of J.S. Pathology plc ("JSP"), a clinical laboratory in the United Kingdom, to New Unilab.

                 Also, as part of the Reorganization, on January 19, 1993, the Company entered into a Stock Purchase Agreement with, among others, Holdings, whereby New Unilab and Holdings agreed to jointly participate in UGL, a new European-based clinical laboratory company, to which New Unilab contributed 100% of JSP and issued approximately 3.5 million shares of New Unilab common stock in exchange for 40% of the stock of UGL. Holdings contributed 70% of Unilabs S.A., a Swiss limited liability clinical laboratory company, in exchange for 60% of the stock of UGL. In March 1994, Holdings transferred its 60% ownership position in UGL to its affiliate, UniHolding Corp., a Delaware corporation ("UniHolding"). At the time of the Company's investment in UGL, the Company's Board of Directors reviewed a number of factors and concluded that investment in such a venture would provide the Company with the opportunity to capitalize on growth in the European clinical laboratory industry while limiting the expenses that normally arise from the penetration of a new market.

                 In the summer of 1994, the Company began exploring strategic alternatives with respect to its equity investment in UGL because it believed that an investment in the Company's core California business and a reduction of its leverage would be more beneficial than an equity investment in a company in which (i) the Company had no management control, (ii) the Company had no ability to receive any cash flow from the business and (iii) equity earnings were under downward pressure in the short-term due to weakening results, especially in the United Kingdom operations. On July 14, 1995, the Company agreed to sell UGL the Company's 40 percent equity investment in UGL for $30.0 million, effective as of June 30, 1995, payable $13 million in cash, $2 million through assumption of debt and a $15 million promissory note. The sale resulted in a one-time non-cash charge by the Company in 1995 of approximately $36.5 million. The purchase price was determined in negotiations between the Company and UGL. At the time of the negotiation of the sale of the Company's interest in UGL, Edgard Zwirn, the Chief Executive Officer of UniHolding was a director of the Company. Mr. Zwirn did not attend any of the meetings of the Company's Board of Directors at which the sale of the interest in UGL was discussed. On the closing of the sale, Mr. Zwirn resigned as a director of the Company. In November 1996, the Company sold a 100% participation interest in the $15 million promissory note to a financial entity for $11 million in cash. As a result of that sale, the Company took a non-recurring charge in the fourth quarter of 1996 of approximately $4.5 million.

                 As a result of the transactions described above, substantially all of the Company's assets and operations are now located in California.

Item 2.          Properties

                 Unilab's corporate headquarters are located in leased offices at 18448 Oxnard Street, Tarzana, California 91356. Unilab's major regional laboratories are located in the following metropolitan areas: Los Angeles (Tarzana), California; San Jose, California; and Sacramento, California.

                 Unilab leases its laboratory facilities and PSCs. All of the major laboratory facilities have been built or improved for the purpose of providing clinical laboratory testing services. The Company believes its facilities are suitable, adequate and have sufficient production capacity for its operations as currently conducted and as anticipated to be conducted. Unilab believes that if it were to lose the lease on any of its facilities, it could find alternate space at competitive market rates and relocate its operations to such new locations.

Item 3.          Legal Proceedings

Unilab is a party to various legal proceedings arising in the ordinary course of its business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the financial condition, liquidity or results of operations of Unilab.

Trylon Arbitration

                 Unilab, MetWest Inc., formerly a wholly-owned subsidiary of Unilab ("MetWest") and certain unnamed persons or entities were named as defendants in The Trylon Corporation v. MetWest Inc., Unilab Corporation and Does 1 through 30, filed on or about December 8, 1993 in the Superior Court of the State of California for the County of Los Angeles. The plaintiff alleged that MetWest and Unilab breached a contract, and the implied covenants of good faith and fair dealing in connection with that contract with respect to the sales, marketing and distribution by MetWest and Unilab of Blue-White Speculite Lightsticks, a Trylon product designed for use in connection with PAP smears to screen for cervical cancer and precancerous conditions in women. Plaintiff sought an unspecified amount of damages. In February 1994, the case was referred to arbitration before the American Arbitration Association in Los Angeles County in accordance with the arbitration clause of the contract between the parties. The Company recorded a $1.2 million non-recurring charge during the first quarter of 1995 related to the expected cost, consisting primarily of legal fees, of resolving such matter. In September 1995, the arbitrator rendered an award in favor of Trylon of approximately $437,000. In November 1995, the arbitrator reduced the award to Trylon to approximately $374,000 (comprised of approximately $313,000 principal award plus interest of approximately $61,000) and granted Trylon's request for reimbursement of legal fees of approximately $1.4 million. The Company's appeal of that award of legal fees was rejected by the California Superior Court. The Company took an approximately $2.0 million nonrecurring charge in the fourth quarter of 1995, reflecting the costs associated with the conclusion of this arbitration, including the amount of the principal award plus the legal fees of counsel for Trylon and Unilab.

Department of Justice Settlement

                 In 1991, the DOJ contacted Unilab concerning an investigation of certain of its sales, marketing, pricing and billing practices. During 1993, Unilab learned that a "qui tam" complaint was filed approximately two years earlier by a former employee.

                 A qui tam action, under the Federal "whistleblower" statute, is a private action brought on behalf of the U.S. government in connection with claims for payments submitted to the U.S. The private individual(s) bringing the qui tam action may be entitled to 15% to 30% of any amounts recovered as a consequence of the qui tam action. By law, the DOJ is required to investigate the matters raised by the qui tam complaint to determine whether to "intervene" (i.e., pursue the action itself) or to permit the private plaintiff to pursue the action.

                 In September 1993, Unilab entered into settlements, which included Corning with regard to its subsidiary, MetPath, pursuant to which Unilab made payments to the DOJ (the "DOJ Settlement") and to the State of California (the "California Settlement" and, together with the DOJ Settlement, the "Settlements") to settle certain civil claims relating to the investigation. Unilab's portion of the Settlements was approximately $3.0 million, which included approximately $2.2 million of the DOJ Settlement and the entire $0.5 million amount of the California Settlement.

                 By their terms, the Settlements reserved the rights of the government agencies involved to pursue criminal prosecutions in connection with certain related claims. Criminal convictions in these matters could have resulted in mandatory exclusion of the Company from Medicare and state health programs, including Medicaid. In May 1995, the Company was informed by the DOJ that its criminal investigation concerning the allegations at issue in the 1993 investigation and in the Settlements has been closed without prosecution.

                 The Settlements did not constitute an admission of wrongdoing with respect to any issue of law or fact arising from the civil action brought on behalf of the United States, that gave rise to the DOJ investigation. The DOJ Settlement addresses the U.S. government's contention that Unilab submitted improper Medicare claims for unnecessary blood tests with respect to five tests (HDL, LDL, TIBC, PBG and serum ferritin) offered in conjunction with basic blood chemistry profiles. The California Settlement addresses the State of California's contention that improper MediCal claims were submitted with respect to the same five tests.

                 The government's allegations involved a series of laboratory tests conducted at the time on a "sequential multiple analysis computer" ("SMAC") for which Medicare reimbursed laboratories on a flat fee basis for any 19 or more blood chemistry tests. The government alleged that some or all of the five tests that were the subject of the investigation were added routinely to the SMAC for a "nominal" additional price or as part of annual across-the-board price increases to the physicians, while the fact that Medicare would be billed separately for each test at retail prices often was not revealed to the doctors. The government contended that as a result of this marketing approach, some doctors ordered blood chemistry profiles (which covered the SMAC plus the additional tests) even if they needed only the SMAC, not realizing that the additional tests were being billed to Medicare.

                 Unilab historically has made and continues to make available to its clients test profiles which provide the choice of incorporating as few or as many of these additional tests in the basic blood chemistry profile as its physician-clients feel appropriate for a full diagnostic evaluation. Notwithstanding such policy, the government contended that it was not made sufficiently clear to physician-clients the financial consequences to the Medicare program of their choice in ordering such tests as "add-ons" to the basic blood chemistry profile, thereby resulting in physicians' ordering certain of these tests, and Medicare or MediCal, as the case may be, being billed for such tests, when not medically necessary.

                 The government did not question the quality, reliability or validity of any tests or test results. The tests for HDL cholesterol (High Density Lipoprotein, or "good" cholesterol) and LDL cholesterol (Low Density Lipoprotein, or "bad" cholesterol) are classic established diagnostic measurements used in assessing the risk for cardiovascular disease. TIBC (Total Iron Binding Capacity) and serum ferritin (a test which Unilab offered, when requested by the physician-client, as a reflex when indicated by abnormal results in other panel tests) are useful indicators of iron deficiency or iron overload. PBG (Protein Bound Glucose), used in conjunction with the glucose test, is a test that aids in the diagnosis of diabetes, a disease which affects almost 10% of the general population, and can have severe detrimental effects if not promptly identified and treated. While the Settlements did not require any specific changes to policies or practices with regard to these tests, Unilab nevertheless has re-emphasized to its clients the financial consequences to them and to third party payors of their profile component test choices.

CHAMPUS Settlement

                 In February 1994, as part of a joint settlement with MetPath related to the same activities that were the subject of the DOJ Settlement, a payment of $1.1 million was made by MetPath to the Office of Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") to settle all civil claims of CHAMPUS against MetPath and Unilab with respect to the same issues and same five tests that were the subject of the DOJ Settlement and California Settlement. Unilab's portion of such payment was approximately $25,000, with the remainder being paid by MetPath. As with the DOJ Settlement and California Settlement, the CHAMPUS settlement includes a reservation of rights with respect to certain criminal prosecutions which could result in mandatory exclusion of the Company from Medicare and State health programs should any criminal convictions result. The Champus settlement, however, does not constitute an admission by Unilab of any wrongdoing with respect to any issue of law or fact arising from the civil action brought by the U.S. government that gave rise to CHAMPUS' inquiry. The Company was informed in May 1995 of the government's closure of its criminal inquiry without prosecution.

HHS Subpoenas

                 In August 1993, Unilab received a subpoena from HHS in connection with an investigation and internal review relating to the possible submission of false or improper claims under the Medicare and Medicaid programs. The HHS subpoena required production of a broad range of documents, including those relating to Unilab's selling, pricing and billing practices. The HHS subpoena concerns fourteen tests, including the five tests that were the subject of the civil claims Settlements. Unilab completed production of these documents in February 1994. Other independent clinical laboratories have received similar requests for production as part of what the Company believes to be an industry-wide investigation of certain practices in the clinical laboratory industry. In July 1994, Unilab was informed that jurisdiction for this investigation had been transferred to the United States Attorney's Office in Newark, New Jersey. In May 1995, the Company was informed by the DOJ that its criminal investigation concerning the allegations at issue in the 1993 investigation and in the Settlements had been closed without prosecution.

                 In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a CBC, a diagnostic test which was not included in any prior subpoena or the subject of any of the Settlements. Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The payments are to be made in semi-annual installments over three years with approximately $500,000 paid in 1996. In addition, the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue. The settlement did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

Item 4.          Submission Of Matters to a Vote of Security Holders

                 No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Executive Officers and Key Management Personnel of the Registrant

                 The following table sets forth certain information as of January 20, 1997 regarding the directors, executive officers and key management personnel of Unilab.

Name                       Age   Position
----                       ---   --------
David C. Weavil.............46   Chairman of the Board, President and
                                 Chief Executive Officer
Kirby L. Cramer.............60   Director
Michael B. Hoffman..........46   Director
Walker Lewis................52   Director
Thomas O. Pyle..............56   Director
Gabriel B. Thomas...........55   Director
Mark L. Bibi................38   Vice President, Secretary and General Counsel
Ian J. Brotchie.............57   Division President, Unilab San Jose
Michael Danley..............42   Division President, Unilab Santa Barbara
R. Jeffrey Lanzolatta.......44   Division President, Unilab Southern California
Richard A. Michaelson.......45   Senior Vice President-Finance, Treasurer and
                                 Chief Financial Officer
Ralph Monterosa.............48   Division President, Unilab Sacramento
Brian D. Urban..............34   Vice President and Controller
Paul T. Wertlake............61   Vice President, Chief Medical Officer

                  David C. Weavil has been Chairman, President and Chief Executive Officer of the Company since January 1997. He served as Executive Vice President of Laboratory Corporation of America Holdings ("LabCorp") since the April 1995 merger of Roche Biomedical Laboratories, Inc. ("RBL") and National Health Laboratories, Inc., which created LabCorp. He was appointed Chief Operating Officer of LabCorp in September 1995. Previously, Mr. Weavil served as Senior Vice President and Chief Operating Officer of RBL from 1989 to April 1995. From 1988 through 1989, Mr. Weavil was Regional Senior Vice President-Mid-Atlantic of RBL. Prior to that, he served as Senior Vice President and Chief Financial Officer of RBL from 1982.

                 Kirby L. Cramer has been a member of Unilab's Board of Directors since March 1990. Mr. Cramer is the Chairman Emeritus of the Board of Directors of Hazleton Corporation (a subsidiary of Corning and formerly Hazleton Laboratories Corp.), a biological research company. Mr. Cramer served as Chief Executive Officer of Hazleton Laboratories Corp. from 1968 through 1987, when it was sold to Corning, and as Chairman of the Board of Directors of Hazleton Laboratories Corp. from 1987 through 1991. Mr. Cramer also currently serves as a director of each of Immunex Corp., Commerce Bancorporation, Advanced Technology Laboratories, Inc., Northwestern Trust Company, Intellicoat Corp., and Pharmaceutical Product Development, Inc.

                 Michael B. Hoffman has been a member of Unilab's Board of Directors since October 1992. Mr. Hoffman has been a General Partner of The Blackstone Group, an investment banking firm, since 1989. From 1982 through 1989, Mr. Hoffman served as a Partner and as Co-head of Mergers and Acquisitions at Smith Barney, Harris Upham & Co. Mr. Hoffman also currently serves as a director of Harvard Industries.

                 Walker Lewis has been a member of Unilab's Board of Directors since September 1994. Mr. Lewis has been a Senior Advisor to Dillon, Read & Co. Inc., a brokerage and investment banking firm, since December 1994. Mr. Lewis served as Managing Director, Strategic Services of Kidder, Peabody & Co., Incorporated, a brokerage and investment banking firm, from April 1994 to December 1994. Prior thereto, Mr. Lewis served as President of Avon North America and Executive Vice President of Avon Products, Inc., a consumer products company, and was a member of the Office of the Chairman of such company from March 1992 through January 1994. Mr. Lewis served as Chairman of Mercer Management Consulting, Inc., a wholly-owned subsidiary of Marsh & McLennan, from August 1991 until February 1992. For more than two years prior thereto, he served as Chairman of Strategic Planning Associates, which was merged into Mercer Management Consulting in August 1991. Mr. Lewis also serves as a director of Owens Corning Fiberglass and American Management Systems.

                 Thomas O. Pyle has been a member of Unilab's Board of Directors since February 1995. Mr. Pyle has been a Senior Advisor on health care to Boston Consulting Group from January 1995 to the present and from 1992 to 1993. Mr. Pyle was a consultant to MetLife Insurance Co. and Chief Executive Officer of MetLife Health Care from October 1993 to September 1994. Prior thereto, Mr. Pyle was a Special Consultant to the White House on health care issues from February 1993 to April 1993. Mr. Pyle was the Chairman of Interstudy, a research organization, from March 1992 to March 1993. Mr. Pyle was the Chief Executive Officer of the Harvard Community Health Plan from 1978 through November 1991. He is currently a director of Millipore Corporation, Amisys, Lincare Holdings and several private companies.

                 Gabriel B. Thomas has been a member of Unilab's Board of Directors since December 1986. Mr. Thomas has been a consultant in international marketing and management since 1971 and served as a consultant to Unilabs Holdings S.A. from October 1987 to May 1992. Mr. Thomas served as President of Unilab from 1989 through January 1992. Since 1985, Mr. Thomas has served as a consultant to Frankfurt Consult, the merger/acquisition subsidiary of BHF-Bank, Frankfurt, Germany and is also currently a director of Decora Industries, Inc.

                 Mark L. Bibi has been Vice President, Secretary and General Counsel of Unilab since June 1993. Mr. Bibi was associated with the New York City law firm of Schulte Roth & Zabel from May 1989 through June 1993. Prior thereto, he was associated with Sullivan & Cromwell, New York, New York.

                 Ian J. Brotchie has been Division President of Unilab San Jose since February 1994. He was President of PathLab from November 1991 to September 1995. Mr. Brotchie served as President of Lab Concepts Inc. from February 1990 to November 1991. Prior thereto, Mr. Brotchie served as Business Development Director with SmithKline Bio-Science Laboratories in Dublin, California from January 1989 to February 1990.

                 Michael M. Danley became Division President of the newly created Unilab Santa Barbara division in June 1996. Prior thereto he served as Vice President of Client Integration and Marketing, Unilab Southern California, from May 1995 to June 1996. Mr. Danley was Director of Sales, Marketing and Managed Care for Mayo Laboratory Network and its successor, Medical Laboratory Network, during 1994 and until it was acquired by Unilab in May 1995. He held the position of Regional Laboratory Manager at Mayo Laboratory Network in 1992 and 1993. Before that he was President and CEO of Medical Arts Laboratories in Santa Barbara from 1981 until it was sold in 1991 to Mayo Laboratory Network.

                 R. Jeffrey Lanzolatta has been Division President, Unilab Southern California since July 1996. He was Senior Vice President, Sales and Marketing of Unilab Southern California from December 1994 to July 1996. He served as Vice President, Sales and Marketing for Unilab from November 1993 to December 1994. He served as Vice President, Sales and Marketing of MetWest from January 1993 to November 1993. Prior thereto Mr. Lanzolatta served as Regional Vice President and General Manager of MetWest's Southern California operations from July 1990 to December 1992. From April 1990 to June 1990, Mr. Lanzolatta served as Director of Sales and Marketing for MetWest's Northern California operations. Mr. Lanzolatta was Vice President, Business Development of International Clinical Laboratories' Western Operations from July 1985 through January 1989.

                 Richard A. Michaelson has been Senior Vice President-Finance, Treasurer and Chief Financial Officer of Unilab since February 1994 and served as Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from November 1993 to February 1994. Mr. Michaelson also served as Vice President of Unilab beginning in October 1990. Mr. Michaelson joined MetPath in 1980 and served as Vice President of MetPath from 1983 and Treasurer of CLSI from 1990 through, in each case, September 1992. From 1977 to 1980, Mr. Michaelson held various financial positions at International Business Machines Corp.

                 Ralph Monterosa has been Division President, Unilab Sacramento since February 1994. Prior thereto, he was Director, Sales and Marketing for Allied Clinical Laboratories in Sacramento, California from January 1993 to February 1994 and served as General Manager of Allied's San Diego, California laboratory operations from 1991 to December 1992. From 1987 to 1991 Mr. Monterosa was Senior Vice President, Operations of the Northern Region of Roche Biomedical Laboratories.

                 Brian D. Urban has been Vice President and Controller of Unilab since November 1993. Mr. Urban served as Assistant Controller of Unilab from October 1992 to November 1993. He was Manager of External Reporting of MetPath from July 1992 to October 1992. Prior thereto, Mr. Urban was senior audit manager at Price Waterhouse where he worked from November 1986 to July 1992.

                 Paul T. Wertlake, M.D., has been Vice President and Chief Medical Officer of the Company since January 1994. Since October 1989, Dr. Wertlake has served as the Senior Medical Officer for Southern California and Medical Director of Unilab's Tarzana Laboratory. Prior thereto, Dr. Wertlake has served in the academic, hospital and reference laboratory sectors.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

Market information for the Registrant's common stock is contained in Note 15 (Unaudited Quarterly Financial Data) of the Notes to Consolidated Financial Statements at page 23 of the Company's 1996 Annual Report to shareholders, and such information is incorporated herein by reference.

The Company's common stock trades on the American Stock Exchange under the symbol "ULB". As of February 10, 1997, there were 39,189,693 shares of Common Stock outstanding held by 858 holders of record.

The Company has not paid any cash dividends with respect to its common stock and does not expect to do so in the foreseeable future.

Item 6.          Selected Financial Data

The selected financial data for each of the five years in the period ended December 31, 1996 is as follows:

(amounts in thousands, except per share data)

----------------------------------------------------------------------------------------------------------
For the Years Ended December 31,               1996          1995           1994       1993           1992
----------------------------------------------------------------------------------------------------------
Revenue                                     205,217      $189,042       $151,820     $207,399     $213,924
----------------------------------------------------------------------------------------------------------
Legal, acquisition and restructuring
related charges                              70,595         4,400          1,282        5,612       90,377
----------------------------------------------------------------------------------------------------------
Operating income (loss)                     (72,842)        4,539          9,137       12,117      (89,594)
----------------------------------------------------------------------------------------------------------
Loss on sale of equity investment/            4,529        36,499           ----         ----         ----
promissory note
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes,
extraordinary item and cumulative
effect of accounting change                 (89,493)      (40,043)         4,515        6,711      (97,916)
----------------------------------------------------------------------------------------------------------
Income tax provision                           ----          ----           ----          200        2,221
----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item
and cumulative effect of accounting
change                                      (89,493)      (40,043)         4,515        6,511     (100,137)
----------------------------------------------------------------------------------------------------------
Extraordinary item                            3,451         1,732           ----         ----         ----
----------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change         ----          ----           ----         ----        2,121
----------------------------------------------------------------------------------------------------------
Net income (loss)                           (92,944)      (41,775)         4,515        6,511      (98,016)
----------------------------------------------------------------------------------------------------------
Preferred stock dividends                       144           144            144           20        1,607
----------------------------------------------------------------------------------------------------------
Net income (loss) available to
common shareholders                         (93,088)      (41,919)         4,371        6,491      (99,623)
----------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary
item and cumulative effect of accounting
change per common share                       (2.43)        (1.12)          0.12         0.15        (2.59)
----------------------------------------------------------------------------------------------------------
Net income (loss) per common share            (2.53)        (1.17)          0.12         0.15        (2.54)
----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding          36,831        35,918         35,069       44,219       39,159
----------------------------------------------------------------------------------------------------------
At December 31,
----------------------------------------------------------------------------------------------------------
Total assets                                125,919       196,174        196,407      134,106      125,458
----------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion      126,120        87,207         67,660       31,659       81,393
----------------------------------------------------------------------------------------------------------
Shareholders' equity (deficit)              (34,688)       56,330         95,334       78,339        8,890
----------------------------------------------------------------------------------------------------------

Note: The variations in the year-to-year comparisons are due primarily to the acquisition of MLN Holding Acquisition Co., effective May 16, 1995 and the acquisition of Premier Laboratory Services, Inc., effective January 24, 1994. In addition, see Notes 4, 5 and 8 of the Notes to Financial Statements at page 16 of the Company's 1996 Annual Report to shareholders for a more detailed discussion of the legal and acquisition related charges and loss on sale of equity investment/promissory note recorded in 1996, 1995 and 1994, and such information is incorporated herein by reference. The $5.6 million legal charge recorded in 1993 relates to a settlement reached with the U.S. Government and State of California into certain of the Company's sales, marketing and billing practices. The $90.4 million restructuring charge recorded in 1992 relates to the write-off of certain customer lists, covenants not-to-compete and goodwill, write-offs and additional reserves for estimated uncollectible accounts receivable and a reserve for operational and managerial restructuring expenses. Furthermore, due to the Reorganization, the Company's results of operations, assets and liabilities from November 10, 1993 primarily include the California operations and the Company's 40% equity interest in UGL (until its disposition effective June 30, 1995) and are not comparable to the Company's results of operations, assets and liabilities prior to November 10, 1993, which include the results of the non-California operations and do not include UGL.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 "Management's Discussion and Analysis" at pages 4 through 8 of the Company's 1996 Annual Report to shareholders is incorporated herein by reference.

Item 8.          Financial Statements and Supplementary Data

                 The Company's financial statements, together with the report thereon of Arthur Andersen LLP ("AA") dated February 17, 1997, appearing on pages 9 through 25 of the Company's 1996 Annual Report to shareholders, are incorporated herein by reference. With the exception of the aforementioned information in this Item 8 and the information incorporated by reference in Items 5, 6 and 7, the 1996 Annual Report to shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

                 Information relating to directors of the Registrant will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1996, and such information is incorporated herein by reference. Certain other information relating to Executive Officers and Key Management Personnel of the Registrant appears at pages 23 to 25 of this Form 10-K Annual Report.

Item 11          Executive Compensation

                 Information relating to executive compensation will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Directors

                 Information relating to security ownership of certain beneficial owners and management and directors will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

Item 13.         Certain Relationships and Transactions with Related Persons

                 Information relating to certain relationships and transactions with related persons will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant", and such information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
                                                        Reference
                                            -----------------------------
                                               Form 10-K       Annual Report to
                                             Annual Report      Shareholders
                                                 Page              Page
                                                 ----              ----
(a)(1) Index to  Financial
    Statements:
Incorporated by reference to the 1996
Annual Report to shareholders:

Statements of Operations
for the years ended December 31, 1996,
1995, 1994                                        ---                9

Balance Sheets at
   December 31, 1996 and 1995                     ---               10

Statements of Shareholders'
Equity (Deficit) for the years ended
December 31, 1996, 1995, 1994                     ---               11

Statements of Cash Flows
for the years ended December 31,
1996, 1995, 1994                                  ---               13

Notes to Financial Statements                     ---               14

Report of Independent Public Accountants          ---               25

(2) Index to Consolidated Financial
Statement Schedule:

Report of Independent Public Accountants on
Financial Statement Schedule                       33               ---

II - Valuation and Qualifying
Accounts for the years ended
   December 31, 1996, 1995 and 1994                34               ---

The financial statement schedule should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K Annual Report. Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or the notes thereto.

(3)             Exhibits required to be filed by Item 601 of Regulation S-K.

                The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

(b)             Reports on Form 8-K

                No Current Reports on Form 8-K were filed during the fourth quarter of 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Unilab Corporation has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      3/28/97                       UNILAB CORPORATION



                                          By:      /s/ Brian D. Urban
                                                   --------------------
                                          Name:    Brian D. Urban
                                          Title:   Vice President and Controller

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Unilab Corporation

We have audited in accordance with generally accepted auditing standards, the balance sheets as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996 included in Unilab Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) for the years ended December 31, 1996, 1995 and 1994 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Los Angeles, California
February 17, 1997

                                                                     Schedule II


                                                  UNILAB CORPORATION
                                         VALUATION AND QUALIFYING ACCOUNTS
                                              (Amounts in thousands)

                                                                        Amount
                                       Balance at     Charged to       Acquired                      Balance
                                        Beginning      Costs and        through                       End of
                                        of Period      Expenses      Acquisitions     Deductions      Period
                                        ---------      --------      ------------     ----------      ------
FOR THE YEAR ENDED
------------------
DECEMBER 31, 1994;
------------------
Allowance for doubtful accounts           $ 5,904       $ 8,287         $ 1,291       $ (9,654)        $5,828

FOR THE YEAR ENDED
------------------
DECEMBER 31, 1995;
-----------------
Allowance for doubtful accounts           $ 5,828       $12,017         $   200       $ (9,591)        $8,454

FOR THE YEAR ENDED
------------------
DECEMBER 31, 1996;
------------------
Allowance for doubtful accounts           $ 8,454       $14,180         $    --       $(13,296)        $9,338


                                    Index
                                    -----

Exhibit No.                      Description
-----------                      -----------

2.1 Agreement and Plan of Merger and Reorganization, dated as of January 19, 1993, among Corning Incorporated, Corning Lab Services, Inc. UL Sub Inc., the Company, MetWest Inc. and MetCal Inc. (Incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated January 19, 1993).

2.2 Stock Purchase Agreement, dated December 20, 1993, by and among Premier Laboratory Services, Inc., the stockholders of Premier and the Company (Incorporated by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 3, 1994).

2.3 Stock Purchase Agreement, dated as of April 13, 1995, among MLN Equity Ltd., Paul Beyer, Paribas Principal Inc., MLN Holding Acquisition Co., MLN Holding, Inc., Medical Laboratory Network, Inc., and the Company (Incorporated by reference to Exhibit No.
              2.1 to the Company's Current Report on Form 8-K dated May 24,
              1995).

2.4 Stock Purchase Agreement, dated as of June 30, 1995, by and between the Company, Unilabs Group Limited and UniHolding Corp. (Incorporated by Reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K dated July 27, 1995).

3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by Reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated November 30, 1993).

3.2 Amendment to the Company's Certificate of Incorporation, dated May 14, 1996 (Incorporated by Reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996, dated August 6, 1996).

3.3 Second Amended and Restated By-laws of the Company, as amended as of February 27, 1996 (Incorporated by Reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 19, 1996).

4.1 Rights Agreement dated as of February 25, 1994, between the Company and Mellon Securities Trust Company as Rights Agent (Incorporated by Reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 1, 1994).

4.2 Amended and Restated Rights Agreement dated as of March 15, 1996 between the Company and Chemical Mellon Shareholder Services as Rights Agent (Incorporated by Reference to Exhibit 4.2 to the Company's Amendment No. 1 to Registration Statement on Form 8-A dated March 18, 1996).

4.3 Indenture, dated as of March 14, 1996, with respect to the 11% Senior Notes due 2006, between the Company and Marine Midland Bank, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996, dated May 1, 1996).

10.1 Amended and Restated Stock Purchase Agreement, dated as of June 30, 1993, by and between the Company and MetCal Inc. and Unilabs Holdings S.A. (Panama) (Incorporated by Reference to Exhibit 10.2 to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.2 Credit Agreement, Dated as of March 14, 1996, among the Company, various Banks and Banque Paribas, as Agent (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996, dated May 1,
              1996).

10.3 Termination and Release Agreement, dated as of December 20, 1996, among the Company, various Banks and Banque Paribas, as agent, terminating the Credit Agreement, dated as of March 14, 1996 among the Company, various banks and Banque Paribas, as Agent.

10.4          Healthcare Receivables Purchase Agreement dated as of July
              31, 1996 between the Company and Daiwa Healthco-2 LLC (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the Quarter ended September 30, 1996, dated November 4, 1996).

10.5 Employment Agreement, dated as of November 10, 1993 between Richard A. Michaelson and the Company (Incorporated by Reference to Exhibit No. 10.7 to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.6 Stock Option Agreement, dated as of October 20, 1992, between the Company and Richard A. Michaelson (Incorporated by Reference to Exhibit No. 10.9 to the Company's Annual Report on Form 10-K dated April 13, 1993).

10.7 Stock Option Agreement, dated as of February 25, 1994 between the Company and Richard A. Michaelson (Incorporated by reference to
              Exhibit 10.11 to the Company's Annual Report on Form 10-K dated March 11, 1996).

10.8 Stock Option Agreement, dated as of January 1, 1995, between the Company and Richard A. Michaelson (Incorporated by reference to
              Exhibit 10.12 to the Company's Annual Report on form 10-K dated March 11, 1996).

10.9 Stock Option Agreement, dated as of May 1, 1995, between the Company and Richard A. Michaelson (Incorporated by reference to
              Exhibit 10.13 to the Company's Annual Report on Form 10-K dated March 11, 1996).

10.10 Restricted Stock Agreement, dated as of May 1, 1995, between the Company and Richard A. Michaelson (Incorporated by reference to
              Exhibit 10.14 to the Company's Annual Report on Form 10-K dated March 11, 1996).

10.11 Stock Option Agreement, dated as of February 27, 1996, between the Company and Richard A. Michaelson (Incorporated by Reference to
              Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996, dated May 1, 1996).

10.12         Employment Agreement, dated as of January 20, 1997 between David
              C. Weavil and the Company.

10.13         Stock Option Agreement, dated as of January 20, 1997 between David
              C. Weavil and the Company.

10.14         Promissory Note, dated January 20, 1997, payable by David C.
              Weavil to the Company.

10.15         Secured Promissory Note, dated January 20, 1997, payable by David
              C. Weavil to the Company.

10.16 Stock Option Agreement, dated as of February 27, 1996, between the Company and Andrew H. Baker (Incorporated by reference to Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996, dated May 1, 1996).

10.17 Letter Agreement, dated January 20, 1997, between Andrew H. Baker and the Company.

10.18 Restricted Stock Agreement, dated as of January 20, 1997, between Andrew H. Baker and the Company.

10.19 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement dated as of October 20, 1992, between Andrew H. Baker and the Company.

10.20 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement, dated as of January 1, 1995, between Andrew H. Baker and the Company with respect to options to purchase 120,000 shares of Unilab Common Stock.

10.21 Amendment No. 1, dated as of January 20, 1997 to Stock Option Agreement, dated as of January 1, 1995, between Andrew H. Baker and the Company with respect to options to purchase 60,000 shares of Unilab Common Stock.

10.22 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement, dated as of February 27, 1996, between Andrew H. Baker and the Company.

10.23 Non-Compete Agreement, dated as of January 20, 1997, between Andrew H. Baker and the Company.

10.24 Consulting Agreement, dated as of January 20, 1997, between the Company and Hartill Ltd.

10.25 General Assignment and Assumption, dated as of November 10, 1993, by and among the Company, MetWest and MetCal Inc. (Incorporated by Reference to Exhibit No. 10.3 to the Company's Forms S-1 Registration Statement dated November 30, 1993).

10.26 Stockholders' Agreement, dated as of November 10, 1993, by and among MetCal Inc., Unilabs Holdings S.A. (Panama) and Unilabs Group Limited (Incorporated by Reference to Exhibit No. 10.4 to the Company's Form S-1 Registration Statement dated November 30,
              1993).

10.27 Form of Employee Stock Option Agreement (Incorporated by Reference to Exhibit No. 10.5 to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.28 Form of Key Management Personnel Employment Agreement (Incorporated by Reference to Exhibit No. 10.5 to Amendment No. 1, dated December 23, 1993, to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.29 Settlement Agreement, dated September 13, 1993, by and among the United States Department of Justice, the Office of Inspector General of the United States Department of Health and Human Services; MetPath, a division of Corning Lab Services Inc; MetWest Inc.; the Company; and C. Jack Dowden (Incorporated by Reference to Exhibit No. 99.2 to the Company's Current Report on Form 8-K dated September 13, 1993).

10.30 Settlement Agreement, dated September 22, 1993, by and among the State of California; MetPath, a division of Corning Lab Services, Inc.; MetWest Inc.; the Company and C. Jack Dowden (Incorporated by Reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K dated September 27, 1993).

10.31 Settlement Agreement, dated as of February 17, 1994, by and among the United States Department of Justice; the Office of the Civilian Health and Medical Program of the Uniformed Services; MetPath Inc; and the Company (Incorporated by Reference to Exhibit
              10.18 to the Company's Annual Report on Form 10-K dated March 30,
              1994).

10.32 Settlement Agreement, dated September 19, 1996, among the Company, Corning Inc., the Office of Inspector General of the Department of Health and Human Services, the State of California and certain other governmental entities (Incorporated by Reference to Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996, dated November 4, 1996).

10.33 Participation Agreement, dated as of November 7, 1996, by and between the Company and Donaldsosn, Lufkin and Jenrette Securities Corporation.

13.1          Annual Report to Shareholders

21.1          Subsidiaries of the Company

22.1 Proxy Statement, dated April ___, 1997, for Annual Meeting of Stockholders held on June 17, 1997.

24.1          Power of Attorney of David C. Weavil

24.2          Power of Attorney of Kirby L. Cramer

24.3          Power of Attorney of Michael B. Hoffman

24.4          Power of Attorney of Walker Lewis

24.5          Power of Attorney of Thomas O. Pyle

24.6          Power of Attorney of Gabriel B. Thomas

99.1 Press Release, dated March 3, 1997, announcing fourth quarter and full year 1996 earnings results.

27            Financial Data Schedule
                                       40