Form 10-Q
period 1997-03-31
UNILAB CORP /DE/
filed 1997-05-06
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


As of April 25, 1997, 40,249,692 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 11 pages

                      UNILAB CORPORATION

     Form 10-Q for the Quarterly Period Ended March 31, 1997


                         INDEX
                                                                 Page
Part I      -	FINANCIAL INFORMATION:

Item 1.	    Financial Statements

Balance Sheets - March 31, 1997 and December 31, 1996               3

Statements of Operations -
Three month periods ended March 31, 1997 and March 31, 1996         4

Statements of Cash Flows -
Three month periods ended March 31, 1997 and March 31, 1997         5

Notes to Financial Statements.                                      6

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations               7

Part II     -	OTHER INFORMATION:

Item 2.	    Changes in Securities                                  10

Item 6.	    Exhibits and Reports on Form 8-K                       10

            Signatures                                             11

                          UNILAB CORPORATION
                           BALANCE SHEETS
                 MARCH 31, 1997 AND DECEMBER 31, 1996
             (amounts in thousands, except per share data)
                                           March 31,      December 31,
                                             1997             1996
Assets                                    (Unaudited)
__________________________________________________________________________
Current Assets:
Cash and cash equivalents                   $12,385       $12,176
Restricted cash                                 904           904
Accounts receivable, net                     39,916        37,279
Inventory of supplies                         2,629         2,604
Prepaid expenses and other current assets     2,257         1,702
__________________________________________________________________________

Total current assets                         58,091        54,665

Property and Equipment, net                  16,910        17,264
Goodwill, net                                44,092        44,401
Other Intangible Assets, net                  3,374         3,637
Other Assets                                  6,076         5,952
__________________________________________________________________________
                                            $128,543      $125,919
__________________________________________________________________________

Liabilities and Shareholders' Equity
__________________________________________________________________________
Current Liabilities:
Current portion of long-term debt             $1,827        $1,752
Accounts payable and accrued liabilities      24,599        22,024
Accrued payroll and benefits                   7,565         5,976
__________________________________________________________________________
Total current liabilities                     33,991        29,752
__________________________________________________________________________
Long-Term Debt, net of current portion       125,582       126,120

Other Liabilities                              3,966         4,735

Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 400 at March 31
   and December 31                                 4             4

Common stock, $.01 par value
   Issued and Outstanding - 39,190 at
   March 31 and 37,285 at December 31            392           373

Additional paid-in capital                   226,922       226,078

Accumulated deficit                         (262,314)     (261,143)
__________________________________________________________________________
Total shareholders' deficit                  (34,996)      (34,688)
__________________________________________________________________________
                                            $128,543      $125,919
__________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                          UNILAB CORPORATION
                       STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1997 AND 1996
             (amounts in thousands, except per share data)
                             (Unaudited)
                                             Three months ended March 31,
                                                1997              1996
____________________________________________________________________________
Revenue                                         $53,033          $51,541
____________________________________________________________________________
Direct Laboratory and Field Expenses:
 Salaries, wages and benefits                    17,820           17,605
 Supplies                                         7,551            6,600
 Other operating expenses                        13,982           13,033
____________________________________________________________________________
                                                 39,353           37,238

Amortization and depreciation                     2,153            2,819
Selling, general and administrative expenses      9,155           10,984
____________________________________________________________________________
 Total Operating Expenses                        50,661           51,041
____________________________________________________________________________
Operating Income                                  2,372              500

Other Income (Expenses):
 Third party interest, net                       (3,507)          (2,765)
 Related party interest                               -              375
____________________________________________________________________________
Total Other Income (Expenses)                    (3,507)          (2,390)
____________________________________________________________________________
Loss Before Income Taxes and Extraordinary Item  (1,135)          (1,890)
Tax provision                                         -                -
____________________________________________________________________________
Loss Before Extraordinary Item                   (1,135)          (1,890)
Extraordinary Item - loss on early
   extinguishment of debt                             -            3,451
____________________________________________________________________________
Net Loss                                        ($1,135)         ($5,341)
____________________________________________________________________________
Preferred Stock Dividends                           $36              $36
Net Loss Available to Common Shareholders       ($1,171)         ($5,377)
Net Loss Per Share:
   Loss Before Extraordinary Item                ($0.03)          ($0.05)
   Extraordinary Item                              0.00            (0.10)
   Net Loss                                      ($0.03)          ($0.15)

Weighted Average Common Shares Outstanding       38,799           36,551
____________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

<PAGE

                         UNILAB CORPORATION
                       STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                       (amounts in thousands)
                            (Unaudited)
                                              Three months ended March 31,
                                                 1997             1996
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       ($1,135)        ($5,341)
 Adjustments to reconcile net loss to net
 cash provided (used by operating activities:
  Amortization and depreciation                   2,153           2,819
  Provision for doubtful accounts                 3,801           3,376
  Extraordinary item - loss on early
   extinguishment of debt                            -            3,451
Net changes in assets and liabilities affecting
 operations, net of acquisitions:
 Increase in Accounts receivable                 (6,438)         (6,790)
 Increase in Inventory of supplies                  (25)            (77)
 Increase in Prepaid expenses and other
  current assets                                   (230)           (591)
 (Increase) decrease in Other assets                (22)             91
 Increase (decrease) in Accounts payable and
  accrued liabilities                             2,538          (3,875)
 Increase in Accrued payroll and benefits         1,530           2,364
 Other                                               69              64
____________________________________________________________________________
 Net cash provided (used) by operating
  activities                                      2,241          (4,509)
____________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under third party debt                    -         123,490
 Payments of third party debt                      (463)       (103,564)
 Financing costs under the Senior Notes               -          (4,173)
____________________________________________________________________________
  Net cash provided (used) by financing
  activities                                       (463)         15,753
____________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                            (1,079)         (1,021)
 Payments for acquisitions, net of cash acquired   (490)           (498)
____________________________________________________________________________
  Net cash used by investing activities          (1,569)         (1,519)
____________________________________________________________________________
NET INCREASE IN CASH, RESTRICTED CASH AND
  CASH EQUIVALENTS                                  209           9,725

CASH, RESTRICTED CASH AND CASH EQUIVALENTS -
  Beginning of Period                            13,080              70
____________________________________________________________________________
CASH, RESTRICTED CASH AND CASH EQUIVALENTS -
  End of Period                                  $13,289         $9,795
____________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                            UNILAB CORPORATION
                     	NOTES TO FINANCIAL STATEMENTS
                              	(UNAUDITED)

1.	 Management Opinion

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature, except for the extraordinary charge of $3.5 million recorded in the first quarter of 1996 for the write-off of deferred financing costs related to a previous credit facility.

The accompanying interim financial statements and related notes should be read in conjunction with the financial statements of Unilab Corporation ("Unilab" or the "Company") and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

2.	 Net Loss Per Share

Net loss per share is computed by dividing net loss less preferred stock dividends by the weighted average number of common shares outstanding for each period presented. Common stock equivalents, which include options and warrants, are included in the income (loss) per common share calculation when the effect is dilutive. The assumed conversion of the convertible preferred stock is excluded from the calculation since its effect would be immaterial.

3.	 Long-Term Debt

In the Company's Annual Report on Form 10-K for the year ended
December 31, 1996, the Company noted that it was unlikely that the Company would remain in compliance at March 31, 1997 with the debt service coverage ratio contained in an agreement with a financial institution to sell up to $20.0 million of accounts receivable (the "Receivables Agreement").

Due to improvement in the Company's results of operations in the first quarter of 1997 over prior quarterly periods, the Company was in compliance with all covenants contained in the Receivables Agreement at March 31, 1997 and therefore the Company may sell up to $20.0 million of accounts receivables under the Receivables Agreement.

While the full amount of the facility is currently available to the Company, the Company had not sold any receivables under the Receivables Agreement as of April 25, 1997.

4.	 Supplemental Disclosure of Cash Flow Information

    (amounts in thousands)	               Three months ended March 31,
                                                1997         1996
	Cash paid during the period for:
    Interest                                    $246        $2,961
    Income taxes                                   1             8


Item 2.

       Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

                             Results of Operations

                  Quarter Ended March 31, 1997 Compared with
                        Quarter Ended March 31, 1996

Revenue increased to $53.0 million for the three months ended March 31, 1997 from $51.5 million for the comparable prior year period, representing an increase of $1.5 million or 2.9%. The increase was the result of additional specimen volume generating approximately $7.6 million offset by changes in payor mix and decreases in reimbursement levels of approximately $6.1 million. The $7.6 million increase was due to a 14.7% increase in the actual number of specimens processed and was primarily attributable to growth in the Company's core business.

The Company experienced a 10.3% decline in the average reimbursement received for each specimen processed in the first quarter of 1997 over the comparable prior year period. Such decrease was primarily due to an increase in managed care business and a general softening in reimbursement levels across most payor groups, most notably from insurance carriers. The Company has continued to experience a slight decline in the average reimbursement rate in the first quarter of 1997 from the fourth quarter of 1996. Such decrease, which approximated 1.3% (the smallest quarter-to-quarter decline in over a year), was primarily due to a shift in payor mix and reduced reimbursements from Medicare as the Company complies with difficult and challenging medical necessity and other documentation requirements imposed by Medicare.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $4.5 million for the three months ended March 31, 1997, compared to $3.3 million for the comparable prior year period (excluding that quarter's extraordinary charge).

Salaries, wages and benefits increased to $17.8 million for the three months ended March 31, 1997 from $17.6 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits decreased to 33.6% in 1997 from 34.2% in 1996. The decrease primarily reflects economies of scale and control over the absolute growth in headcount and wage increases as approximately the same number of employees were able to process a significantly higher specimen volume.

Supplies expense increased to $7.6 million for the three months ended March 31, 1997 from $6.6 million from the comparable prior year period. As a percentage of revenue, supplies expense increased to 14.2% in 1997 from 12.8% in 1996. Such increase was the result of increased specimen volume, as the cost of supplies for each specimen processed has remained relatively consistent during the respective periods.

Other operating expenses increased to $14.0 million for the three months ended March 31, 1997 from $13.0 million from the comparable prior year period. As a percentage of revenue, other operating expenses increased to 26.4% in 1997 from 25.3% in 1996. Such increase was primarily due to an increase in lab subcontracting expenses due to increases in fees charged by, and volume sent to, outside reference laboratories and an increase in bad debt expenses, both being consistent with the higher trends recognized by the Company throughout 1996.

Amortization and depreciation expense decreased to $2.2 million for the three months ended March 31, 1997 from $2.8 million from the comparable prior year period primarily due to the reduction in amortization expense from the write-off of goodwill and customer lists of $61.7 million in the fourth quarter of 1996 offset by increased depreciation expense from approximately $4.1 million of laboratory computer equipment and software placed into service at one of the Company's laboratory locations in the first quarter of 1997.

Selling, general and administrative expenses decreased to $9.2 million for the three months ended March 31, 1997 from $11.0 million from the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses decreased to 17.3% in 1997 from 21.3% in 1996. Such decrease continues the trend realized by the Company in the latter half of 1996 and relates to a reduction in the level of expenditures incurred in the sales and marketing area, including revisions in incentive programs and reduction in staffing levels and organizational and support services, and reduction in corporate managerial and administrative positions.

Third party interest expense, net increased to $3.5 million for the three months ended March 31, 1997 from $2.8 million for the comparable prior year period primarily due to increased indebtedness incurred by the Company under an offering of $120.0 million of senior notes (the "Senior Notes") in March 1996.

Related party interest income of $0.4 million for the three months ended March 31, 1996 reflects interest income on the $15.0 million promissory note the Company received upon the sale of its equity investment in UGL. The sale was effective June 30, 1995.
In November 1996, the Company sold a 100% participation interest in its rights under the $15.0 million promissory note to a third party. Upon completion of the Senior Notes offering, the Company wrote off $3.5 million of deferred financing costs related to the Company's previous credit agreements.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.2 million for the three months ended March 31, 1997 and reflects an improvement of $6.7 million over the comparable prior year period when net cash used by operating activities was $4.5 million. The improvement in 1997 was primarily due to the timing of interest payments due on the Senior Notes ($6.6 million accrued at March 31, 1997 versus $0.6 million accrued at March 31, 1996) and an improvement in operating results.

Net cash used by financing activities was $0.5 million for the three months ended March 31, 1997, resulting from scheduled principal repayments under capital lease obligations.

Net cash used by investing activities was $1.6 million for the three months ended March 31, 1997, resulting from $1.1 million of capital expenditures and $0.5 million of payments made on acquisitions completed in 1996 and 1995.

The Company had $12.4 million of unrestricted cash and cash equivalents on hand at March 31, 1997. On April 1, 1997, $6.6 million for interest on the Senior Notes was due, and such amount was paid from the $12.4 million of unrestricted cash and cash equivalents on hand.

In the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company noted that it was unlikely that the Company would remain in compliance at March 31, 1997 with the debt service coverage ratio contained in the Receivables Agreement.

Due to improvement in the Company's results of operations in the first quarter of 1997 over prior quarterly periods, the Company was in compliance with all covenants contained in the Receivables Agreement at March 31, 1997 and therefore the Company may sell up to $20.0 million of accounts receivables under the Receivables Agreement.

While the full amount of the facility is currently available to the Company, the Company had not sold any receivables under the Receivables Agreement as of April 25, 1997.

While the Company has had some success in implementing the actions to improve its operating results, and in turn, its operating cash flows as described in its Annual Report on Form 10-K for the year ended December 31, 1996, the Company is continuing to implement those and other opportunities to further improve its operating performance.
Company efforts include renegotiation of capitated contracts, reductions in field infrastructure expenses, increased collection efforts, centralization of most accounting functions, consolidation or downsizing of field and/or laboratory facilities and targeted reductions in overhead and other operating expenses. While the Company believes that the amount of unrestricted cash and cash equivalents and borrowing capabilities of $20.0 million under the Receivables Agreement will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease obligations for the remainder of the year, the Company must continue to show improvement in its operating results in order to both maintain compliance with the covenants contained in the Receivables Agreement and meet anticipated operating requirements, debt repayments and provide funds for capital expenditures and working capital for future years.

                    	PART II - OTHER INFORMATION

Item 2.	 Changes in Securities

The following shares of Unilab common stock were sold by the Company during the quarterly period ended March 31, 1997 that were not registered under the Securities Act of 1933, as amended:

Date               Number of Shares  Price        Purchase

January 20, 1997    1,142,857        $0.4375      David C. Weavil

Such shares were sold to Mr. Weavil pursuant to the employment agreement, dated as of January 20, 1997 between Mr. Weavil and the Company in connection with Mr. Weavil's employment as Chairman, President and Chief Executive Officer of the Company. Such shares were issued in reliance upon the private placement exemption under Regulation
D of the Securities Act. Mr. Weavil was granted demand registration rights with respect to such shares.

Item 6.	 Exhibits and Reports on Form 8-K

(A)  Exhibits

     Exhibit 99.1 - Press Release, dated May 5, 1997, announcing first quarter earnings results.

(B)  Reports on Form 8-K

     None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNILAB CORPORATION



                                      By:  Richard A. Michaelson
Date:  May 5, 1997                    Richard A. Michaelson
                                      Senior Vice President - Finance,
                                      Treasurer and Chief Financial Officer