Form 10-Q
period 1997-06-30
UNILAB CORP /DE/
filed 1997-08-05
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                            (818)996-7300
             (Registrant's telephone number,including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X                           No

As of August 1, 1997, 40,263,977 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 12 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended June 30, 1997

                                      INDEX

                                                              Page

Part I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets - June 30, 1997 and December 31, 1996            3

Statements of Operations -
Three and six month periods ended June 30, 1997                 4
and June 30, 1996

Statements of Cash Flows -
Six month periods ended June 30, 1997
and June 30, 1996                                               5

Notes to Financial Statements                                   6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                   7

Part II - OTHER INFORMATION:

Item 2.  Changes in Securities                                 10

Item 4.  Submission of Matters to a Vote of
         Security Holders                                      10

Item 6.  Exhibits and Reports on Form 8-K                      11

Signatures                                                     12

                       UNILAB CORPORATION
                         BALANCE SHEETS
              JUNE 30, 1997 AND DECEMBER 31, 1996
         (amounts in thousands, except per share data)
                                                  June 30,   December 31,
                                                    1997         1996
Assets                                          (Unaudited)
Current Assets:
Cash and cash equivalents ...................    $  7,562     $ 12,176
Restricted cash .............................         904          904
Accounts receivable, net ....................      40,312       37,279
Inventory of supplies .......................       2,688        2,604
Prepaid expenses and other current assets ...       1,725        1,702
                                                  --------     --------
Total current assets ........................      53,191       54,665
Property and Equipment, net .................      15,575       17,264
Goodwill, net ...............................      43,782       44,401
Other Intangible Assets, net ................       3,122        3,637
Other Assets ................................       6,658        5,952
                                                  --------     --------
                                                 $122,328     $125,919
                                                  --------     --------
Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long-term debt ...........    $  1,855     $  1,752
Accounts payable and accrued liabilities ....      20,281       22,024
Accrued payroll and benefits ................       5,330        5,976
                                                  ---------    --------
Total current liabilities ...................      27,466       29,752
                                                  ---------    --------
Long-Term Debt, net of current portion ......     125,138      126,120
Other Liabilities ...........................       4,076        4,735
Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
  Issued and Outstanding - 400 at June 30
  and December 31                                       4            4
Common stock, $.01 par value
  Issued and Outstanding - 40,250 at June 30
  and 37,285 at December 31 ................          402          373

Additional paid-in capital ..................     227,538      226,078

Accumulated deficit .........................    (262,296)    (261,143)
                                                  --------     --------
Total shareholders' deficit .................     (34,352)     (34,688)
                                                  --------     --------
                                                 $ 122,328    $ 125,919
                                                  --------     --------

The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                  (amounts in thousands, except per share data)
                                   (Unaudited)
                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                 1997        1996          1997         1996
Revenue                                         $54,027     $52,058     $107,060     $103,599
                                                 -------     ------      -------      -------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                  17,352      17,291       35,172       34,896
   Supplies                                       7,616       7,152       15,167       13,752
   Other operating expenses                      14,593      13,366       28,575       26,399
                                                 -------     -------      -------     -------
                                                 39,561      37,809       78,914       75,047

Amortization and depreciation                     2,312       2,905        4,465        5,724
Selling, general and administrative expenses      8,539      10,871       17,694       21,855
                                                 -------     -------     --------     -------
    Total Operating Expenses                     50,412      51,585      101,073      102,626
                                                 -------     -------     --------     -------

Operating Income                                  3,615         473        5,987          973
                                                 -------     -------      -------     -------
Other Income (Expenses):
Third party interest, net                        (3,561)     (3,534)      (7,068)      (6,299)
Related party interest                             --           375         --            750
                                                 --------    -------      -------     -------

Total Other Income (Expenses)                    (3,561)     (3,159)      (7,068)      (5,549)
                                                 --------    -------      -------     -------

Income (Loss) Before Income Taxes
And Extraordinary Item                               54      (2,686)      (1,081)      (4,576)

Tax Provision                                      --          --           --           --
                                                 --------    -------      -------     -------
Income (Loss) Before Extraordinary Item              54      (2,686)      (1,081)      (4,576)

Extraordinary item - loss on early
extinguishment of debt                             --          --           --          3,451
                                                 --------    -------      -------     -------
Net Income (Loss)                              $     54    ($ 2,686)    ($ 1,081)    ($ 8,027)
                                                 --------    -------      -------     -------

Preferred Stock Dividends                      $     36     $    36     $     72      $    72

Net Income (Loss) Available to Common
Shareholders                                   $     18    ($ 2,722)    ($ 1,153)    ($ 8,099)

Net Income (Loss) Per Share:
Income (Loss) Before Extraordinary Item        $   0.00    ($  0.07)     ($ 0.03)     ($ 0.12)
Extraordinary Item                             $   0.00     $  0.00       $ 0.00      ($ 0.10)
Net Income (Loss) Per Share                    $   0.00    ($  0.07)     ($ 0.03)     ($ 0.22)

Weighted Average Common Shares
Outstanding                                      40,221      36,666       39,512        36,610
                                                --------     ------       ------       -------

The accompanying  notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (amounts in thousands)
                                   (Unaudited)
                                                              Six months ended June 30,
                                                                  1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................   ($ 1,081)    ($ 8,027)
Adjustments to reconcile net loss to net
cash used by operating activities:
   Amortization and depreciation ...........................       4,465        5,724
   Provision for doubtful accounts .........................       7,811        6,969
   Extraordinary item - loss on early extinguishment of debt        --          3,451
Net changes in assets and liabilities affecting operations:
   Increase in Accounts receivable .........................     (10,844)      (9,249)
   Increase in Inventory of supplies .......................         (84)         (55)
   Decrease in Prepaid expenses and other current assets ...         277          228
   (Increase) decrease in Other assets .....................        (682)         141
   Decrease in Accounts payable and accrued liabilities ....      (1,613)      (1,874)
   Increase (decrease) in Accrued payroll and benefits .....         (88)         548
   Other ...................................................         (31)         186
                                                                  -------      -------
   Net cash used by operating activities ...................      (1,870)      (1,958)
                                                                  -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under third party debt .......................        --        123,490
   Payments of third party debt ............................        (879)    (104,029)
   Financing costs under the Senior Notes ..................        --         (4,730)
   Proceeds from the sale of common stock ..................         581         --
   Other ...................................................        --            (25)
                                                                   ------      -------
   Net cash provided (used) by financing activities ........        (298)      14,706
                                                                   ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................      (1,318)      (1,895)
   Payments for acquisitions ...............................      (1,128)      (1,659)
                                                                  -------      -------
   Net cash used by investing activities ...................      (2,446)      (3,554)
                                                                  -------      -------

NET INCREASE (DECREASE) IN CASH, RESTRICTED CASH
   AND CASH EQUIVALENTS ....................................      (4,614)       9,194

CASH, RESTRICTED CASH AND CASH EQUIVALENTS -
   Beginning of Period .....................................      13,080           70
                                                                  -------      -------

CASH, RESTRICTED CASH AND CASH EQUIVALENTS -
   End of Period ...........................................   $   8,466    $   9,264
                                                                  -------      -------

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

3. Long-Term Debt

During the second quarter of 1997 the Company remained in compliance with all covenants contained in an agreement with a financial institution to sell up to $20.0 million of accounts receivable (the "Receivables
Agreement").

While the full amount of the facility is currently available to the Company, the Company had not sold any receivables under the Receivables Agreement as of August 4, 1997.

4.  Supplemental Disclosure of Cash Flow Information

   (amounts in thousands)                     Six months ended June 30,
                                               1997              1996
    Cash paid during the period for:
       Interest                               $7,067             $3,194
       Income taxes                                1                  8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and Six Month Periods Ended June 30, 1997 Compared with the Three and Six Month Periods Ended June 30, 1996

Revenue increased to $54.0 million and $107.1 million for the three and six month periods ended June 30, 1997 from $52.1 million and $103.6 million for the comparable prior year periods, representing increases of $1.9 million or 3.8% and $3.5 million or 3.3%, respectively. The increases were the result of additional specimen volume generating approximately $5.2 million and $12.8 million offset by changes in payor mix and decreases in reimbursement levels of approximately $3.3 million and $9.3 million during the three and six month periods ended June 30, 1997 and 1996.

The $5.2 million and $12.8 million increase in specimen volume was due to a 10.0% and 12.3% increase in the number of specimens processed during the three and six month periods ended June 30, 1997 versus the comparable prior year periods. Such increases were primarily attributable to growth in the Company's core business.

The Company experienced a 5.7% and 8.0% decline in the average reimbursement received for each specimen processed during the three and six month periods ended June 30, 1997 versus the comparable prior year periods. Such decreases were primarily due to an increase in managed care business and a general softening in reimbursement levels across most payor groups, most notably from insurance carriers.

While average reimbursement was down over prior year periods, the second quarter 1997 average reimbursement approximated the average reimbursement in the first quarter 1997, the first time in over a year that average reimbursement has not decreased from the preceding quarter.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $5.9 million and $10.5 million for the three and six month periods ended June 30, 1997, compared to $3.4 million and $6.8 million for the comparable prior year periods (excluding a 1996 first quarter extraordinary charge).

Salaries, wages and benefits increased to $17.4 million and $35.2 million for the three and six month periods ended June 30, 1997 from $17.3 million and $34.9 million for the comparable prior year periods. However, as a percentage of revenue, salaries, wages and benefits decreased to 32.1% and 32.9% for the three and six month periods ended June 30, 1997 from 33.2% and 33.7% for the comparable prior year periods. Such decreases primarily reflect a reduction in headcount, control over the growth in wage increases and economies of scale associated with fewer employees processing a significantly higher specimen volume.

Supplies expense increased to $7.6 and $15.2 million for the three and six month periods ended June 30, 1997 from $7.2 million and $13.8 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 14.1% and 14.2% for the three and six month periods ended June 30, 1997 from 13.7% and 13.3% for the comparable prior year periods. Such increases were the result of increased specimen volume, as the cost of supplies for each specimen processed has remained relatively consistent during the respective periods.

Other operating expenses increased to $14.6 million and $28.6 million for the three and six month periods ended June 30, 1997 from $13.4 million and $26.4 million for the comparable prior year periods. As a percentage of revenue, other operating expenses increased to 27.0% and 26.7% for the three and six month periods ended June 30, 1997 from 25.7% and 25.5% for the comparable prior year periods. Such increases were primarily due to increases in lab subcontracting expenses due to increases in volume sent to outside reference laboratories and increases in bad debt expenses, both being consistent with the higher trends recognized by the Company throughout 1996.

Amortization and depreciation expense decreased to $2.3 million and $4.5 million for the three and six month periods ended June 30, 1997 from $2.9 million and $5.7 million for the comparable prior year periods. Such decreases were primarily due to the reduction in amortization expense from the write-off of goodwill and customer lists of $61.7 million in the fourth quarter of 1996 offset by increased depreciation expense from approximately $4.1 million of laboratory computer equipment and software placed into service at one of the Company's laboratory locations in the first quarter of 1997.

Selling, general and administrative expenses decreased to $8.5 million and $17.7 million for the three and six month periods ended June 30, 1997 from $10.9 million and $21.9 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 15.8% and 16.5% for the three and six month periods ended June 30, 1997 from 20.9% and 21.1% for the comparable prior year periods. Such decreases continue the trend realized by the Company in the latter half of 1996 and relates to a reduction in the level of expenditures incurred in the sales and marketing area, including revisions in incentive programs and reduction in staffing levels and organizational and support services, and reduction in corporate managerial and administrative positions.

Third party interest expense, net increased to $3.6 million and $7.1 million for the three and six month periods ended June 30, 1997 from $3.5 million and $6.3 million for the comparable prior year periods primarily due to increased indebtedness incurred by the Company under an offering of $120.0 million of senior notes (the "Senior Notes") in March 1996.

Related party interest income of $0.4 million and $0.8 million for the three and six month periods ended June 30, 1996 reflects interest income on a $15.0 million promissory note the Company received upon the sale, effective June 30, 1995, of an equity investment. In November 1996, the Company sold a 100% participation interest in its rights under the $15.0 million promissory note to a third party.

Upon completion of the Senior Notes offering, the Company wrote off $3.5 million of deferred financing costs related to the Company's previous credit agreements.

Liquidity and Capital Resources

Net cash used by operating activities was $1.9 million for the six months ended June 30, 1997 and reflects a slight improvement over the comparable prior year period when net cash used by operating activities was $2.0 million.

Net cash used by financing activities was $0.3 million for the six months ended June 30, 1997, resulting from scheduled principal repayments under capital lease obligations of $0.9 million offset by the proceeds of $0.6 million from the sale of common stock to a member of the Board of Directors and the Company's former Chief Executive Officer.

Net cash used by investing activities was $2.4 million for the six months ended June 30, 1997, resulting from $1.3 million of capital expenditures and $1.1 million of payments made on acquisitions completed in 1996 and 1995.

The Company had $7.6 million of unrestricted cash and cash equivalents on hand at June 30, 1997. In addition, during the second quarter of 1997 the Company remained in compliance with all covenants contained in the Receivables Agreement and therefore the Company may sell up to $20.0 million of accounts receivables under the Receivables Agreement. While the full amount of the facility is currently available to the Company, the Company had not sold any receivables under the Receivables Agreement as of August 4, 1997.

While the Company has had success in implementing the actions to improve its operating results, and in turn, its operating cash flows as described in its Annual Report on Form 10-K for the year ended December 31, 1996, the Company is continuing to implement those and other opportunities to further improve its operating performance. Ongoing efforts include renegotiation of capitated contracts, reductions in field infrastructure expenses, increased billing and collection efforts, centralization of most accounting functions, consolidation or downsizing of field and/or laboratory facilities and targeted reductions in overhead and other operating expenses. While the Company believes that the amount of unrestricted cash and cash equivalents and borrowing capabilities of $20.0 million under the Receivables Agreement will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease obligations for the foreseeable future, the Company must continue to show improvement in its operating results in order to meet those same requirements in subsequent periods.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

The following shares of Unilab common stock were sold by the Company during the quarterly period ended June 30, 1997 that were not registered under the Securities Act of 1933, as amended:

Date           Number of Shares    Price      Purchase

April 3, 1997       533,333       $0.5625     Andrew H. Baker
April 4, 1997       500,000       $0.5625     Kirby L. Cramer

533,333 shares were sold to Mr. Baker pursuant to the transition agreements between Mr. Baker and the Company in connection with Mr. Baker's resignation in January 1997 as Chairman, President and Chief Executive Officer of the Company. The shares were sold to Mr. Baker at the closing market price on April 3, 1997. Such shares were issued in reliance upon the private placement exemption under Regulation D of the Securities Act. Mr. Baker was granted piggyback registration rights with respect to such shares.

500,000 shares were sold to Mr. Cramer, a director of the Company, pursuant to the 1997 Directors Stock Purchase Plan. The shares were sold to Mr. Cramer at the closing market price on April 4, 1997. Such shares were issued in reliance upon the private placement exemption under Regulation D of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 1997 Annual Meeting of Stockholders held on June 17, 1997, stockholders voted upon (i) election of directors and (ii) ratification and approval of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. Shares were voted on each such matter as follows:

Election of Directors

 Name                           For                   Withheld

Haywood D. Cochrane, Jr.        33,289,008             429,635
Kirby L. Cramer                 33,274,398             444,245
Michael B. Hoffman              33,200,098             518,545
Gabriel B. Thomas               33,280,398             438,245
David C. Weavil                 33,283,908             434,735

Ratification and Approval of Arthur Andersen LLP

For:  33,448,808       Against: 125,141       Abstain: 144,694


Item 6.    Exhibits and Reports on Form 8-K

(A)        Exhibits

           Exhibit 99.1 - Press Release, dated August 4, 1997, announcing second quarter earnings results.

(B)        Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNILAB CORPORATION


                                     By:  /s/ Richard A. Michaelson
Date:  August 4, 1997                Richard A. Michaelson
                                     Senior Vice President - Finance,
                                     Treasurer and Chief Financial Officer