Form 10-Q
period 1997-09-30
UNILAB CORP /DE/
filed 1997-11-04
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


    Commission File Number 0-22758

                               UNILAB CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                95-4415490
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                    Number)

     18448 Oxnard Street, Tarzana, California            91356
     (Address of principal executive offices            (Zip Code)

                                  (818)996-7300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                    No


As of October 31, 1997, 40,283,208 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.


Page 1 of 11 pages

                               UNILAB CORPORATION

           Form 10-Q for the Quarterly Period Ended September 30, 1997


                                      INDEX

                                                                        Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - September 30, 1997                 3
                      and December 31, 1996.

                      Statements of Operations -
                      Three and nine month periods ended
                      September 30, 1997 and September 30, 1996.          4

                      Statements of Cash Flows -
                      Nine month periods ended September 30, 1997
                      and September 30, 1996.                             5

                      Notes to Financial Statements.                      6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                          7

Part II     -     OTHER INFORMATION:

         Item 6.      Exhibits and Reports on Form 8-K                   10

                      Signatures                                         11


                               UNILAB CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                  (amounts in thousands, except per share data)
                                                                   September 30,              December 31,
                                                                        1997                       1996
Assets                                                              (Unaudited)

Current Assets:
Cash and cash equivalents                                                $11,477                   $12,176
Restricted cash                                                              584                       904
Accounts receivable, net                                                  39,661                    37,279
Inventory of supplies                                                      2,647                     2,604
Prepaid expenses and other current assets                                  1,418                     1,702
----------------------------------------------------------------------------------------------------------
Total current assets                                                      55,787                    54,665
Property and Equipment, net                                               14,307                    17,264
Goodwill, net                                                             43,473                    44,401
Other Intangible Assets, net                                               2,904                     3,637
Other Assets                                                               6,762                     5,952
----------------------------------------------------------------------------------------------------------
                                                                        $123,233                  $125,919
----------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt                                         $1,755                    $1,752
Accounts payable and accrued liabilities                                  20,111                    22,024
Accrued payroll and benefits                                               7,058                     5,976
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                 28,924                    29,752
----------------------------------------------------------------------------------------------------------
Long-Term Debt, net of current portion                                   124,793                   126,120
Other Liabilities                                                          3,167                     4,735
Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 400 at September 30
   and December 31                                                             4                         4

Common stock, $.01 par value
   Issued and Outstanding - 40,274 at September 30
   and 37,285 at December 31                                                 403                       373

Additional paid-in capital                                               227,583                   226,078

Accumulated deficit                                                    (261,641)                 (261,143)
----------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                             (33,651)                  (34,688)
----------------------------------------------------------------------------------------------------------
                                                                       $123,233                   $125,919
----------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                             financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                  (amounts in thousands, except per share data)

                                   (Unaudited)
                                                    Three Months Ended Sept.30,    Nine Months Ended Sept.30,
                                                         1997           1996          1997             1996

Revenue                                                $54,238        $52,670        $161,298       $156,269
------------------------------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                         17,174         17,912          52,346         52,808
   Supplies                                              7,488          7,562          22,655         21,314
   Other operating expenses                             14,649         14,114          43,224         40,513
                                                        ----------------------------------------------------
                                                        39,311         39,588         118,225        114,635

Legal and acquisition related charges                        -          4,940               -          4,940
Amortization and depreciation                            2,210          2,921           6,675          8,645
Selling, general and administrative expenses             8,491         10,606          26,185         32,461
------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                           50,012         58,055         151,085        160,681
------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                  4,226        (5,385)          10,213        (4,412)
------------------------------------------------------------------------------------------------------------
Other Income (Expenses):
Third party interest, net                              (3,535)        (3,525)        (10,603)        (9,824)
Related party interest                                       -           375                -         1,125
-----------------------------------------------------------------------------------------------------------

Total Other Income (Expenses)                          (3,535)        (3,150)        (10,603)        (8,699)
------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes
And Extraordinary Item                                     691        (8,535)           (390)       (13,111)

Tax Provision                                                -              -               -              -
------------------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item                    691        (8,535)           (390)       (13,111)

Extraordinary item - loss on early
extinguishment of debt                                       -              -               -          3,451
------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                         $691       ($8,535)          ($390)      ($16,562)
------------------------------------------------------------------------------------------------------------

Preferred Stock Dividends                                  $36            $36            $108           $108

Net Income (Loss) Available to Common
Shareholders                                              $655       ($8,571)          ($498)      ($16,670)

Net Income (Loss) Per Share:
Income (Loss) Before Extraordinary Item                  $0.02        ($0.23)         ($0.01)        ($0.35)
Extraordinary Item                                       $0.00        $0.00            $0.00         ($0.10)
Net Income (Loss) Per Share                              $0.02        ($0.23)         ($0.01)        ($0.45)

Weighted Average Common Shares
Outstanding                                             41,273         36,718          39,780        36,695
-----------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                             financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (amounts in thousands)
                                   (Unaudited)

                                                                                     Nine months ended Sept.30,
                                                                                        1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 ($390)        ($16,562)
Adjustments to reconcile net loss to net
cash provided by operating activities:
   Amortization and depreciation                                                          6,675            8,645
   Provision for doubtful accounts                                                       11,875           10,608
   Extraordinary item - loss on early extinguishment of debt                                  -            3,451
Net changes in assets and liabilities affecting operations:
   Increase in Accounts receivable                                                     (14,257)         (10,995)
   Increase in Inventory of supplies                                                       (43)            (228)
   (Increase) decrease in Prepaid expenses and other current assets                         309             (44)
   Increase in Other assets                                                               (942)            (284)
   Increase (decrease) in Accounts payable and accrued liabilities                      (2,411)           4,986
   Increase in Accrued payroll and benefits                                               1,698           2,011
   Other                                                                                    362             577
---------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              2,876            2,165
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under third party debt                                                          -          123,490
   Payments of third party debt                                                         (1,324)        (104,361)
   Financing costs under the Senior Notes                                                     -          (4,932)
   Proceeds from the sale of common stock                                                   581                -
   Other                                                                                  (108)                -
----------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities                                       (851)           14,197
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (1,577)          (3,150)
   Payments for acquisitions                                                            (1,467)          (2,146)
----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (3,044)          (5,296)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH, RESTRICTED CASH
AND CASH EQUIVALENTS                                                                    (1,019)           11,066

CASH, RESTRICTED CASH AND CASH EQUIVALENTS -
Beginning of Period                                                                      13,080               70
----------------------------------------------------------------------------------------------------------------

CASH, RESTRICTED CASH AND CASH EQUIVALENTS -
   End of Period                                                                        $12,061          $11,136
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Management Opinion

       In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature, except for the extraordinary charge of $3.5 million recorded in the first quarter of 1996 for the write-off of deferred financing costs related to a previous credit facility and the $4.9 million legal charge recorded in the third quarter of 1996 to conclude an investigation of certain of the company's billings to Medicare and certain other governmental entities.

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

       In February  1997,  the  Financial  Accounting  Standards  Board  issued
       Statement  of  Financial   Accounting   Standards  ("SFAS")  No.  128,
       "Earnings Per Share". SFAS No. 128 is effective for years ending after December 15, 1997. The implementation of SFAS No. 128 would have had no impact on the calculation of earnings per share for the three and nine month periods ended September 30, 1997 and 1996.

3.     Long-Term Debt

       During the third quarter of 1997 the Company remained in compliance with all covenants contained in an agreement with a financial institution to sell up to $20.0 million of accounts receivable (the "Receivables Agreement").

       While the full amount of the facility is currently available to the Company, the Company had not sold any receivables under the Receivables Agreement as of October 31, 1997.


4.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                     Nine months ended Sept. 30,
                                                      1997              1996
       Cash paid during the period for:
           Interest                                  $7,335           $3,405
           Income taxes                                   1                8

Item 2.

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                              Results of Operations

              Three and Nine Month Periods Ended September 30, 1997
                               Compared with the
              Three and Nine Month Periods Ended September 30, 1996


     Revenue increased to $54.2 million and $161.3 million for the three and nine month periods ended September 30, 1997 from $52.7 million and $156.3 million for the comparable prior year periods, representing increases of $1.5 million or 3.0% and $5.0 million or 3.2%, respectively. The increases were the result of additional specimen volume generating approximately $3.1 million and $15.8 million offset by changes in payor mix and decreases in reimbursement levels of approximately $1.6 million and $10.8 million during the three and nine month periods ended September 30, 1997 and 1996.

     The $3.1 million and $15.8 million increase in specimen volume was due to a 5.8% and 10.0% increase in the number of specimens processed during the three and nine month periods ended September 30, 1997 versus the comparable prior year periods. Such increases were primarily attributable to growth in the Company's core business.

     The Company experienced a 2.6% and 6.2% decline in the average reimbursement received for each specimen processed during the three and nine month periods ended September 30, 1997 versus the comparable prior year periods. Such decreases were primarily due to an increase in managed care business and a general softening in reimbursement levels across most payor groups, most notably from insurance carriers.

     While average reimbursement was down over prior year periods, the third quarter 1997 average reimbursement increased approximately 1% over the average reimbursement in the second quarter 1997, the first time in over two years that average reimbursement has increased from the preceding quarter. This increase follows a stabilization of average reimbursement in the second quarter 1997 compared to the first quarter of the year.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $6.4 million and $16.9 million for the three and nine month periods ended September 30, 1997, compared to $2.5 million and $9.2 million for the comparable prior year periods (excluding a 1996 first quarter extraordinary charge and a 1996 third quarter non-recurring legal charge).

     Salaries, wages and benefits decreased to $17.2 million and $52.3 million for the three and nine month periods ended September 30, 1997 from $17.9 million and $52.8 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 31.7% and 32.5% for the three and nine month periods ended September 30, 1997 from 34.0% and 33.8% for the comparable prior year periods. Such decreases primarily reflect a reduction in headcount, control over the growth in wage increases and economies of scale associated with fewer employees processing a significantly higher specimen volume.

     Supplies expense was $7.5 million and $22.7 million for the three and nine month periods ended September 30, 1997 versus $7.6 million and $21.3 million for the comparable prior year periods. As a percentage of revenue, supplies expense was 13.8% and 14.0% for the three and nine month periods ended September 30, 1997 versus 14.4% and 13.6% for the comparable prior year periods. The decrease in specimen cost in the third quarter 1997 is the result of economies of scale associated with an increased specimen volume, which has resulted in a steady decline throughout 1997 in the cost of supplies for each specimen processed.

     Other operating expenses increased to $14.6 million and $43.2 million for the three and nine month periods ended September 30, 1997 from $14.1 million and $40.5 million for the comparable prior year periods. As a percentage of revenue, other operating expenses increased to 27.0% and 26.8% for the three and nine month periods ended September 30, 1997 from 26.8% and 25.9% for the comparable prior year periods. Such increases were primarily due to increases in lab subcontracting expenses due to increases in volume sent to outside reference laboratories and increases in bad debt expenses, both being consistent with the higher trends recognized by the Company throughout 1996.

     During the third quarter of 1996, the Company recorded charges of approximately $4.9 million, primarily related to settlements reached with the U.S. Government and certain other entities in connection with the Company's sales, marketing and billing practices. The Company agreed to pay the U.S. Government approximately $4.0 million to conclude an investigation of certain of Unilab's billings to Medicare and certain other governmental entities for hematology indices being billed in conjunction with complete blood counts. Unilab also paid the California MediCal program approximately $160,000 in October 1996 to settle all their claims concerning the same issue.

     Amortization and depreciation expense decreased to $2.2 million and $6.7 million for the three and nine month periods ended September 30, 1997 from $2.9 million and $8.6 million for the comparable prior year periods. Such decreases were primarily due to the reduction in amortization expense from the write-off of goodwill and customer lists of $61.7 million in the fourth quarter of 1996 offset by increased depreciation expense from approximately $4.1 million of laboratory computer equipment and software placed into service at one of the Company's laboratory locations in the first quarter of 1997.

     Selling, general and administrative expenses decreased to $8.5 million and $26.2 million for the three and nine month periods ended September 30, 1997 from $10.6 million and $32.5 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 15.7% and 16.2% for the three and nine month periods ended September 30, 1997 from 20.1% and 20.8% for the comparable prior year periods. Such decreases continue the trend realized by the Company in the latter half of 1996 and relates to a reduction in the level of expenditures incurred in the sales and marketing area, including revisions in incentive programs and reduction in staffing levels and organizational and support services, and reduction in corporate managerial and administrative positions.

     Third party interest expense, net was $3.5 million and $10.6 million for the three and nine month periods ended September 30, 1997 versus $3.5 million and $9.8 million for the comparable prior year periods. The increase in the nine months results for 1997 is primarily due to the full year effect of increased indebtedness incurred by the Company under an offering of $120.0 million of senior notes (the "Senior Notes") in March 1996.

     Related party interest income of $0.4 million and $1.1 million for the three and nine month periods ended September 30, 1996 reflects interest income on a $15.0 million promissory note the Company received upon the sale, effective June 30, 1995, of an equity investment. In November 1996, the Company sold a 100% participation interest in its rights under the $15.0 million promissory note to a third party.

     Upon completion of the Senior Notes offering, the Company wrote off $3.5 million of deferred financing costs related to the Company's previous credit agreements.

Liquidity and Capital Resources

     Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 1997 and reflects an improvement of $0.7 million over the comparable prior year period when net cash provided by operating activities was $2.2 million.

     Net cash used by financing activities was $0.9 million for the nine months ended September 30, 1997, resulting from scheduled principal repayments under capital lease obligations of $1.3 million and the issuance of preferred dividends of $0.1 million offset by the proceeds of $0.6 million from the sale of common stock to a member of the Board of Directors and the Company's former Chief Executive Officer.

     Net cash used by investing activities was $3.0 million for the nine months ended September 30, 1997, resulting from $1.6 million of capital expenditures and $1.4 million of payments made on acquisitions completed in 1996 and 1995.

     The Company had $11.5 million of unrestricted cash and cash equivalents on hand at September 30, 1997. However, the Company made interest payments of $6.6 million to the holders of $120.0 million of senior notes on October 1, 1997, thereby reducing the amount of unrestricted cash and cash equivalents on hand. In addition, during the third quarter of 1997 the Company remained in compliance with all covenants contained in the Receivables Agreement and therefore the Company may sell up to $20.0 million of accounts receivables under the Receivables Agreement. While the full amount of the facility is currently available to the Company, the Company had not sold any receivables under the Receivables Agreement as of October 31, 1997.

     While the Company has had continued success in implementing the actions to improve its operating results, and in turn, its operating cash flows as described in its Annual Report on Form 10-K for the year ended December 31, 1996, the Company is continuing to implement those and other opportunities to further improve its operating performance. Ongoing efforts include further renegotiation of capitated contracts, further reductions in field infrastructure expenses, increased billing and collection efforts, and targeted reductions in overhead and other operating expenses. While the Company believes that the amount of unrestricted cash and cash equivalents and borrowing capabilities of $20.0 million under the Receivables Agreement will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease obligations for the foreseeable future, the Company must continue to show improvement in its operating results in order to meet those same requirements in subsequent years.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(A)        Exhibits

           Exhibit 99.1 - Press Release, dated November 3, 1997, announcing third quarter earnings results.

           Exhibit  99.2  -  Press  Release,   dated  September  17,  1997,
           announcing addition of two new directors.

(B)        Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNILAB CORPORATION


                                        By:  /s/ Brian D. Urban
Date:  November 3, 1997                 Brian D. Urban
                                        Chief Financial Officer and Treasurer