Form 10-K
period 1997-12-31
UNILAB CORP /DE/
filed 1998-03-27
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended         December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                           Commission File No. 0-22758

                               UNILAB CORPORATION
             (Exact name of Registrant as specified in its Charter)

               Delaware                                   95-4415490
               --------                                   ----------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization                  Identification No.)

     18448 Oxnard Street,  Tarzana, California        91356
     -----------------------------------------        -----
     (Address of principal executive offices)       (Zip code)

                                 (818) 996-7300
                                 --------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At February 9, 1998, 40,597,626 shares of Registrant's Common Stock, par value $.01 per share were outstanding. The aggregate market value of the Common Stock, based on the closing price on the American Stock Exchange as of February 9, 1998, held by nonaffiliates of the Registrant was approximately $96.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II - Portions of the Annual Report to shareholders for the year ended December 31, 1997

     Part III - Proxy Statement for Annual Meeting of Stockholders to be held May 19, 1998

     Page 1 of 40 pages.

                                TABLE OF CONTENTS

Item                                                                PAGE
----                                                                ----

Part I.    1 Business..............................................     3

           2 Properties............................................    19

           3 Legal Proceedings.....................................    20

           4 Submission of Matters to a Vote
             of Security Holders...................................    23

Part II.   5 Market for the Registrant's Common Equity and
             Related Stockholder Matters...........................    25

           6 Selected Financial Data...............................    26

           7 Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    27

           8 Financial Statements and Supplementary Data...........    27

           9 Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................    27

Part III. 10 Directors and Executive Officers of the Registrant....    28

          11 Executive Compensation................................    28

          12 Security Ownership of Certain Beneficial Owners
             and Management and Directors..........................    28

          13 Certain Relationships and Transactions with Related
             Persons...............................................    28

Part IV.  14 Exhibits, Financial Statements, Financial Statement
             Schedules and Reports on Form 8-K.....................    29

Signatures  .......................................................    31

                                     PART I

Item 1.     Business

General

            Unilab Corporation ("Unilab" or the "Company") is the largest independent clinical laboratory testing company in California, providing laboratory testing services to physicians, managed care groups, hospitals and other health care providers. The Company believes that its revenues in California for the year ended December 31, 1997 were approximately twice the annual sales in California of the next largest independent clinical laboratory in that market. During such period, Unilab had approximately 15-20% of California's independent clinical laboratory market, which is the largest state clinical laboratory market in the United States. As of December 31, 1997, the Company operated three centrally-located full-service laboratories, approximately 35 strategically-located short turn around ("STAT") laboratories and approximately 224 conveniently-located patient service centers ("PSC").

Facilities and Testing

            Unilab currently operates three full-service clinical laboratories in San Jose, Tarzana (Los Angeles) and Sacramento, California which offer over 1,000 clinical testing procedures, ranging from routine screening to advanced technical procedures, used in the diagnosis, monitoring and treatment of diseases and other medical conditions. Unilab operates 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. Patient specimens are collected from client offices or Unilab's own collecting stations and efficiently transported to full-service or STAT laboratories, where each specimen and related test request form is checked for completeness, bar coded and logged for testing and billing purposes into Unilab's computer system. Laboratory technicians then perform the requested tests, with results generally available to clients the next morning. Unilab's clinical computer program keeps track of patients' samples, reports test results in a readable format and maintains records and billing information. The Company is in the process of upgrading and modifying its laboratory, billing and accounting systems in order for such systems to properly recognize and perform date calculations in the year 2000 (the "Year 2000 issue"). The Company anticipates that it will cost approximately $500,000 for additional hardware, upgraded software and consulting time to enable the Company to properly address the Year 2000 issue. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could have a significant impact on the Company's ability to finalize laboratory results, properly bill the numerous different payor groups and gather and report financial information, the Company believes that it will adequately resolve the Year 2000 issue. The Company believes it will have all necessary steps to deal with the Year 2000 issue in place by late 1998 and early 1999 in order to provide sufficient time for modifications, if any, prior to the arrival of the year 2000.

            As of December 31, 1997, on an average workday, Unilab processed approximately 33,200 patient specimens and performed over 62,000 clinical tests. Tests performed by Unilab measure the levels of, and analyze chemical and cellular components in, human body fluids and tissue and are used in the diagnosis, monitoring and treatment of disease. They include procedures in the areas of blood chemistry, hematology, urine chemistry, tissue pathology and cytology, among others. Commonly ordered individual tests include red and white blood cell counts, PAP smears, blood cholesterol level tests, urinalysis and procedures to measure blood sugar levels and to determine pregnancy. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the routine tests are performed by automated equipment and are capable of being performed and reported within a 24-hour period. Approximately 85% of the tests conducted by Unilab are considered to be routine. Reports are frequently sent via telecommunications to equipment installed by Unilab in the physicians' offices or are delivered by hard copy.

            Unilab also conducts esoteric testing services. Esoteric tests generally require complex manual techniques, a higher degree of technical skill and knowledge and sophisticated equipment. As a consequence, esoteric tests are priced higher than routine tests. Two examples of esoteric tests provided by Unilab include immunoelectrophoresis, used for the diagnosis of autoimmune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases. The number of esoteric tests performed by the Company has been increasing as new medical discoveries are made and testing procedures developed. Unilab performs more than 98% of the tests requested by its clients, with less than 2% performed by third party reference laboratories with whom Unilab contracts. On a revenue basis, approximately 7% of testing fees collected by Unilab are paid to third party reference laboratories or pathology services.

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

            The primary types of customers that Unilab services are as follows:

o Independent Physicians and Physician Groups. Physicians performing testing for their patients who are unaffiliated with a pre-paid health plan are the principal source of Unilab's clinical laboratory business. Unilab markets its services to physicians through its sales force and competes primarily on the basis of the accuracy of testing, convenient locations for patient specimen collection, rapid test result reporting and informational services, and its competitive pricing. Fees for clinical laboratory testing services rendered for physicians are billed either to the physician, to the patient, or to the patient's third-party payor such as Blue Cross, Medicare and Medicaid.

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

            California has the highest enrollment rate (approximately 40% of the population) in managed care plans of any state in the country and, as a result, delivery of health care to participants in such plans has become integral to the health care delivery system throughout the state. The proliferation of managed care providers in the healthcare industry has altered the customer base of healthcare service providers, especially in California. From 1993 to 1994, Unilab more than doubled its number of covered lives (i.e., individuals covered by contracts between pre-paid health plans and Unilab for the provision of laboratory services) to over 2 million lives. During 1995 the Company continued to serve a similar number of covered lives, and during the first half of 1996, increased its managed care coverage to over 2 1/2 million lives, which is approximately the number of covered lives serviced by the Company today. This business had historically been viewed as having substantial value, in large part because of the economies of scale inherent in its considerable volume. It was also viewed as a competitive advantage in obtaining additional non-managed care business generated from many of the same offices which were serving managed care patients. Increasingly, Unilab, like other major laboratory companies, has come to recognize that the pricing received in relation to the cost of services provided to managed care patients was disproportionately low, and the Company undertook a concerted effort in 1997 to improve the situation. To this end, Unilab renegotiated contracts representing approximately two-thirds of the covered lives and received an average price increase in excess of 50% on those renegotiated contracts. In addition, these contracts have increasingly been structured so that they exclude unlimited high cost services, such as high labor-intensive pap smears and outsourced esoteric tests. Unilab is committed to providing high quality laboratory testing at profitable pricing levels.

Specimen Collection and Processing

            Unilab utilizes an extensive distribution and collection system of approximately 350 couriers, approximately 224 PSCs and approximately 20 courier hubs to achieve efficient and integrated collection and testing. Courier routes are logically designed based on lab location, geographic density and specimen volume. Strategically located full service labs and satellite courier "hubs" serve as control centers to ensure courier routing is efficient and tightly controlled. In addition, PSCs act as initial specimen processing centers effectively putting control of the specimen in Unilab's possession earlier in the process. The Company believes this distribution infrastructure is integral to providing efficient, convenient and reliable service to its clients.

Quality Assurance

            Unilab believes that its quality assurance procedures meet the highest standards in the industry. Unilab has established a comprehensive quality assurance program for all of its laboratories and other facilities to ensure that specimens are collected and transported properly, tests are performed accurately, and client, patient and test information are reported, billed and filed correctly. Unilab's quality assurance programs include (i) preventive maintenance of laboratory testing equipment, (ii) maintenance of high personnel standards and training which require that only qualified personnel perform testing and (iii) testing of control specimens in order to ensure accuracy and precision of test equipment. In addition, all laboratories certified by the Health Care Financing Administration ("HCFA") for participation in the Medicare program under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), such as Unilab, must participate in basic quality assurance programs. Each of Unilab's laboratories is licensed (or has licensure pending) by its respective state authorities and certified by HCFA for participation in the Medicare program under CLIA.

            In addition, Unilab participates in a number of independent proficiency testing programs. Participation in a federally recognized proficiency testing program is a requirement of CLIA. Under these programs, an independent testing authority submits pre-tested samples to a laboratory. These tests measure the laboratory's test results against known proficiency test values. Unilab also participates in a number of proficiency testing programs which generally entail submitting pre-tested samples to a laboratory to verify the laboratory test results against the known proficiency test value. These proficiency programs are conducted both by Unilab on its own and in conjunction with groups such as the College of American Pathologists ("CAP"), and state and Federal government regulatory agencies. CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP accreditation program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program for all categories in which the laboratory is accredited by CAP. CAP's proficiency testing program is federally recognized for purposes of CLIA. A laboratory's receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. Each of Unilab's full-service laboratories in Sacramento, San Jose and Tarzana has earned full accreditation by CAP. In the 1997 External Proficiency Testing Program conducted by CAP at the Company's three primary laboratories, the total accuracy rate for all sections of the laboratories was 99.5%, slightly better than the 1996 cumulative accuracy rate of 99.4%, 1995 cumulative accuracy rate of 99.3% and the 1994 rate of 99.2%.

Sales, Service and Marketing

            As of December 31, 1997, Unilab employed a full-time sales, marketing and account service manager staff of approximately 78 people. Members of the sales, service and marketing staff are selected based upon their skill and experience. In addition, all sales, service and marketing personnel participate in training programs developed to provide detailed and specialized knowledge of the requirements of Unilab's varied market segments. Compensation packages for certain of such persons contain an element of commission-based income and are designed to reward individual performance for increasing collectible revenue through expanding the Company's client base with the addition of quality business.

            Unilab continuously monitors existing accounts and assesses service levels in order to maintain client relationships and identify and resolve any potential client dissatisfaction. Unilab's account service managers also monitor advances in testing technologies and notify physician clients of the availability of such advances. Compensation packages for account service managers are designed to reward individual performance for retaining existing client accounts. Certain individuals serve both sales and service functions.

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

The Clinical Laboratory Industry

Overview and Trends

            Unilab believes based on published industry reports that the total U.S. clinical laboratory market during 1997 was approximately $30 billion in annual revenue, of which the California market accounted for approximately $4 billion. The clinical laboratory market nationally, and particularly in California, is highly fragmented and composed of three segments: (i) laboratories located in hospitals; (ii) laboratories located in physicians' offices and physician-owned laboratories; and (iii) independent clinical laboratories. Industry sources estimate that there are currently fewer than 4,500 independent clinical labs in the United States, with as many as 750 located in California. The Company believes that approximately 50% of clinical laboratory testing revenues in California result from tests performed by hospitals, 20% from tests performed by physicians in their offices and physician-owned laboratories and 30% from tests performed by independent laboratories. The Company believes that the consolidation trend of the last several years is likely to continue, resulting in fewer independent clinical labs both nationally and in California.

            Clinical laboratory testing continues to be an integral part of the delivery of health care services in the United States due to a number of factors, including: (i) the aging of the U.S. population, resulting in increased utilization of testing services; (ii) an increase in the number of routine tests and esoteric tests due to advances in technology and scientific knowledge; (iii) increased automation in testing procedures due to the development of highly automated laboratory testing equipment which has resulted in greater efficiencies in testing operations; (iv) increased awareness among physicians and the general public concerning the importance of preventive medicine and early detection; and (v) increased use of tests by physicians as protection against potential malpractice suits. Unilab believes that there will be further opportunities for independent laboratories to capture certain testing from the market currently served by hospital and physician office laboratories by focusing on the cost and service advantages which large independent laboratories like Unilab have with respect to high volume, non-emergency testing. However, the number of clinical laboratories has declined as hospitals and physicians have exited the clinical laboratory business and consolidation has occurred in the independent laboratory segment. Moreover, as a result of certain recent required changes in the billing and collecting of Medicare and Medicaid payments, more detailed procedures have been required, complicating the billing and collection process and making such processes more expensive.

California Market

            California is the single largest state clinical laboratory market in the U.S., accounting for approximately 13% of the country's laboratory testing revenues. The Company believes that consolidation in California has occurred and will continue for reasons similar to those which have caused the industry nationwide to consolidate, such as: (i) the cost of compliance with increasingly stringent regulatory requirements; (ii) the cost efficiencies afforded by large-scale automation of routine testing; (iii) legislative developments, such as restrictions on physician self-referrals and ownership of laboratories; (iv) reductions in Medicare and other third-party reimbursements; (v) the growth of HMOs and other managed care groups which require efficient testing services from high-capacity laboratories; (vi) the increasing demand for sophisticated equipment and management information systems that tend to be prohibitively expensive for small laboratories; and (vii) the competition for a limited supply of qualified laboratory personnel. The Company has focused on the California clinical laboratory market because of (1) its size and density, (2) the high degree of fragmentation and prospects of continued consolidation and (3) Unilab's current leadership position in the market and the prospects of leveraging this status across the state.

Strategy

            Unilab's objective is to build upon its position as the largest and low cost provider of clinical laboratory testing services in California both to provide quality and valued services to its customers and to earn a profitable return for its stake-holders. The Company's business strategy for achieving this objective is to maintain superior quality and service, provide ancillary services commensurate with the value which its customers place on them, and conduct its billing and business practices in an appropriate, efficient, effective, and responsible manner. Similar to the actions taken in 1997, the Company also intends to closely monitor and, where appropriate, reduce its expense base, while simultaneously taking steps to increase its revenue stream through higher pricing.

Governmental Regulation

            Numerous aspects of Unilab's operations, including its testing processes, its business practices and in some instances, the amount and methods by which it is paid, are subject to governmental regulation at the Federal, state and/or local levels.

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

            Licensing requirements similar to those imposed pursuant to CLIA also apply at the state level, with similar sanctions for noncompliance. Effective January 1, 1996, California Senate Bill 113 ("SB 113") became law and amended the California laws governing clinical laboratories to make them at least as stringent as CLIA was as of January 1, 1994. Since Unilab must comply with CLIA in any event, SB 113 has had little practical effect on the Company. This law could, however, impose additional regulatory burdens on California-based physician office laboratories ("POL's") by increasing the responsibilities of directors at POL's for oversight and supervision. In each of the past two Congresses, however, legislation has been introduced, but not passed, to exempt POLs from CLIA.

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

            Additionally, a wide array of Medicare/Medicaid fraud and abuse provisions apply to those clinical laboratories participating in these programs. These laws prohibit, among other things, (i) the submission of false claims or false information to the programs, (ii) deceptive or fraudulent conduct, (iii) the provision of excessive or unnecessary services or services at excessive prices and (iv) the offer or receipt of broadly defined inducements for the referral of Medicare, Medicaid or other federal health care program patients or business. Penalties for violations of these Federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. Civil penalties for a wide range of offenses may be up to $10,000 per item and twice the amount claimed. In the case of certain severe offenses, exclusion from participation in Medicare and Medicaid is a mandatory penalty. These fraud and abuse provisions are interpreted liberally and enforced aggressively by the various enforcing agencies of the federal government.

            Several Federal agencies are charged with the responsibility of investigating allegations of fraudulent and abusive conduct by health care providers. These agencies include, without limitation, the Department of Justice ("DOJ"), Federal Bureau of Investigation ("FBI") and the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"). Additionally, Medicare carriers and Medicaid state agencies now have certain fraud and abuse control authority. According to public statements by the DOJ, health care fraud has been elevated to the second-highest priority of the DOJ, and FBI agents have been transferred from investigating counterintelligence activities to health care provider fraud. The OIG also is involved in such investigations and has, according to recent OIG Workplans, targeted certain laboratory practices for study, investigation and prosecution. Pursuant to one such project in the fiscal 1992/1993 Workplan, entitled "Laboratory Unbundle," laboratories that offer packages of tests to physicians and "unbundle" them into "several tests to get higher reimbursement when billing Medicare and Medicaid" were to be identified and "suitable cases will be presented for prosecution". Under another project in the fiscal 1992/1993 Workplan, laboratories "that link price discounts to the volume of physician referrals, `unbundle' tests in order to bill Medicare at a higher total rate, and conduct unnecessary tests, ... will be identified to coordinate investigations throughout the country". Such projects culminated in the industry-wide governmental "LabScam" investigations that have resulted in approximately $800 million of aggregate settlement payments being made by a number of independent clinical labs in the past several years. The LabScam investigation appears to be ongoing.

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

            The OIG's 1997/98 Workplan again identified various laboratory practices for evaluation and investigation. These include a follow-up audit of hospital outpatient billing for chemistry, hematology and urinalysis tests covered by a previous investigation; scrutiny of the enforcement of the Stark I physician/laboratory self-referral ban (see below) to ensure that enforcement is adequate; evaluating the enforcement of CLIA to make sure that it is adequate; and a study of trends in laboratory test utilization to identify possible utilization controls.

            In addition, a Federal "self-referral" law commonly referred to as the "Stark" law prohibits Medicare payments for laboratory tests referred by physicians who (personally or through a family member) have a financial interest (including "ownership interests" and "compensation arrangements") in the testing laboratory. There are certain exceptions, the most significant being in-office testing personally performed by or under the supervision of the physician or the group practice to which the physician belongs. Another exception would permit a physician to refer specimens to a laboratory owned by a company, the stock of which is traded on a public exchange and which has shareholders' equity of at least $75 million in the most recently completed year or an average of $75 million over the prior three years even if the physician owns stock of that company. Sanctions for laboratory violations of the prohibition include denial of Medicare payment, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibition and exclusion from the Medicare program. These restrictions, which became effective January 1, 1992, may benefit the independent clinical laboratory industry by restricting physicians from "self-referring" Medicare testing to physician-owned entities. As of January 1, 1995, as a result of the adoption of the "Stark II" law, these restrictions applied to Medicaid-covered services and to certain additional diagnostic and therapeutic "designated health services", as well, with similar expected benefits for the independent laboratory industry. Regulations implementing the Stark I Law were published August 14, 1995. Proposed regulations to implement the Stark II Law were published January 9, 1998.

            The 1995 House Medicare reform proposal contained, and the House-Senate report adopted, provisions that would have, if passed, significantly narrowed the scope of the Stark anti-referral laws. That proposal would have ended the ban on physician referrals to laboratories based on any "compensation arrangements" between the lab and the physician. Such compensation arrangements would have remained subject to the federal anti-kickback laws. The President vetoed this bill on December 5, 1995. The President's Medicare reform proposal would not have narrowed the scope of the Stark laws. While the proposals to narrow the scope of the self-referral law were not passed in 1995 or 1996, it is possible that similar proposals could be introduced in Congress in 1998.

            In 1996, Congress passed and the President signed into law the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), frequently referred to as the "Kennedy-Kassebaum Act", after its principal Senatorial sponsors. The law made major changes in federal fraud and abuse laws applicable to health care providers. It established a new federal program designed to coordinate federal, state and local fraud and abuse control programs. The law permitted the DOJ and the OIG to conduct audits and investigations relating to the delivery of health care in the United States, without limitation to Medicare and Medicaid, and established a Fraud and Abuse Trust Fund. HIPAA also mandated the creation of a new safe harbor under the anti-kickback law that is to apply to remuneration paid or received by a managed care organization, where there is a written agreement that places the entity at substantial financial risk for the cost or utilization of health care services provided. HIPAA also expanded the federal antikickback law so that it applies not only to situations involving Medicare and Medicaid, but to almost all federally funded health care programs. In addition, the law for the first time permits providers to obtain advisory opinions from the government concerning the legality of certain contemplated practices under the anti-kickback law; the OIG published regulations implementing this advisory opinion mandate in February 1997. The Kennedy-Kassebaum law also significantly increased the penalties for certain civil violations of the Medicare law and increased the types of offenses for which a provider could be excluded from Medicare/Medicaid. Finally, the law established a number of new criminal provisions applicable to health care fraud.

            The Balanced Budget Act of 1997 ("BBA '97") contains numerous changes in Medicare/Medicaid fraud and abuse provisions. BBA '97 requires permanent exclusion from Medicare and Medicaid for persons convicted of three health care-related crimes and a 10-year exclusion period for persons convicted of certain offenses who have one previous conviction. The statute permits the Secretary of HHS to refuse to enter into Medicare participation agreements with individuals or entities that have been convicted of felonies. The new law further permits the exclusion from Medicare and Medicaid of an entity that is controlled by a family member of an individual who has incurred Medicare or Medicaid sanctions, where such sanctioned individual transferred his or her ownership or control interest in the entity in anticipation of, or following, a conviction, money penalty or exclusion from the program. In addition, BBA '97 expands the reach of Medicare/Medicaid civil money penalties to apply to persons who arrange or contract with excluded persons for the provision of covered services. Further, the statute includes a provision permitting civil money penalties of up to $50,000 per violation, plus damages equal to three times the total amount offered, paid, solicited or received, for violations of the Medicare/Medicaid anti-kickback statute. Finally, BBA '97 requires the Secretary of HHS to issue advisory opinions regarding potential violations of the Stark II law prohibiting Medicare/Medicaid physician self-referral for designated health services. The Health Care Financing Administration (HCFA) published regulations implementing this advisory opinion provision on January 9, 1998.

            The LabScam investigation and settlements have spawned additional federal lawsuits brought by private parties (insurers and individuals) under the Racketeering Influenced Corrupt Organization Act (RICO), which permits the recovery of treble damages. At least two lawsuits were filed under this statute against major clinical laboratories during 1997.

            It should be noted that, among the many federal provisions available to enforcement authorities in connection with health care offenses, an especially potent remedy is exclusion from Medicare, Medicaid and other federal health care programs. Particularly significant is the permissive exclusion authority of the OIG, the principal threat that has brought many clinical laboratories to the settlement table in the LabScam operation. On December 29, 1997, the OIG released non-binding guidelines indicating the criteria it will use in making permissive exclusion decisions. These criteria address the circumstances and seriousness of the offense, the defendant's response to allegations, the likelihood of reoccurrences of the same or similar offenses, and whether the provider can continue participating in federal health care programs without a real threat of bankruptcy or to its ability to provide quality care.

            At the state level, laboratory operations are affected by billing requirements applicable to all laboratory services and state fraud and abuse and anti-inducement laws that similarly apply to all laboratory services. California, where the Company conducts almost all of its business, has adopted especially stringent laws of this type, including the Physician Ownership and Referral Act, known as the "Speier Bill", which became effective January 1, 1995 and which prohibits, under most circumstances, referrals of laboratory testing business by physicians to laboratories in which the physician has a "financial interest". Penalties for violation of these provisions can include fines, criminal penalties and disciplinary action against referring physicians. In addition, California has adopted the "Calderon" law, which prohibits physicians from "marking up" laboratory bills. The Company believes the Calderon law benefits independent laboratories by reducing the financial incentives for physician-owned laboratories.

            In August 1993, Unilab received a subpoena from HHS in connection with an investigation and internal review relating to the possible submission of false or improper claims under the Medicare and Medicaid programs. The HHS subpoena required production of a broad range of documents, including those relating to Unilab's selling, pricing and billing practices. The HHS subpoena concerned fourteen tests, including five tests that were the subject of the civil claims settlements. See "Legal Proceedings--Department of Justice Settlement". Unilab completed production of these documents in February 1994.

            In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a complete blood count (CBC), a diagnostic test which was not included in any prior subpoena or the subject of any of the settlements entered into by the Company in September 1993 (the "Settlements"). See, "Legal Proceedings--Department of Justice Settlement". Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The Company has remaining payments, excluding interest, to the U.S. Government of $650,000 due September 1, 1998, $500,000 due March 1, 1999 and approximately $324,000 due on September 1, 1999. In addition, in September 1996, the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue. The settlement did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

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


Reimbursement

            Medicare reimbursement for clinical laboratory services is made pursuant to Medicare fee schedules, subject to a national limitation amount ("cap") that is based upon the median of all the Medicare fee schedules. During the late 1980s and the 1990s, that cap dropped from 115% of the median to 100% of the median, to 93% of the median, to 88% of the median, to 84% of the median to 80% of the median to 76% of the median and effective January 1, 1998 to 74% of the median. BBA '97 provides for a freeze on fee schedule payments for 1998 through 2002.

            BBA '97 included a provision, proposed by the Clinton Administration, that allows the Secretary of HHS to implement up to five demonstration projects to establish competitive acquisition areas for Part B services, including laboratory services. Each project can be conducted in no more than three competitive acquisition areas and can be operated over a three-year period. The Secretary can limit the number of contractors in a competitive acquisition area to the number needed to meet the demand for services. Where the Secretary determines after an evaluation that there is clear evidence that the project has resulted in a decrease in federal expenditures adversely affecting or impacting access, quality or diversity of product selection, the Secretary may expand the projects. BBA '97 also requires the Secretary to request the Institute of Medicine to conduct a study of laboratory payments to review the adequacy of the current methodology and recommendations regarding alternative payment systems. This report is to be completed within two years. The new law also includes a package of "administrative simplification" provisions for laboratory testing. Under these provisions, by July 1, 1999, regional carriers for not more than five regions must be in place for clinical laboratories, and by January 1, 1999, the Secretary must establish uniform rules in several laboratory policy areas through a negotiated rulemaking process. Finally, effective July 1, 1998, Medicare Part B laboratory services (other than physician services) provided to residents of nursing facilities must be billed directly to the nursing facility, and payment will flow from Medicare to the nursing facility and the nursing facility to the laboratory.

            Current Procedural Terminology ("CPT") codes form the basis for the coding of tests billed to Medicare and Medicaid, as well as to some third-party payors, and, thus, coding changes may substantially affect reimbursement levels. CPT codes are periodically revised by the AMA. One of the areas of the CPT code revision that has most affected laboratory reimbursement levels is a change in the codes that designate panel and profile tests, so that numerous panel codes have been eliminated entirely and those remaining have been given specific definitions for constituent tests for the first time. This coding change reduced laboratory reimbursement for Unilab and the clinical laboratory industry generally. Other codes have been eliminated or superseded by new codes, and codes have been added for new, previously uncoded procedures. In late 1994, HCFA issued a draft document revising Medicare policies concerning the reimbursement of panel tests. The draft document expanded the list of clinical laboratory tests that are considered to be parts of automated panels and are to be reimbursed by Medicare using panel codes. In November 1995, HCFA adopted a final revised policy on reimbursement of panel tests. As of January 1, 1996, 22 automated tests (rather than 19 tests) became reimbursable by Medicare as part of an automated chemistry profile. An additional allowance of 50 cents per test was authorized when more than 19 tests are billed in a profile. In addition, this HCFA policy required laboratory providers to submit documentation of the medical necessity for panel tests. Medicare will reimburse laboratories only for the tests in a profile it determines to be medically necessary and requires that ICD-9 diagnostic codes be provided by physicians to certain specified tests as evidence of that test's medical necessity. This policy could have an adverse effect on the revenues and operating costs of the clinical laboratory industry, including Unilab. In a related change of policy, effective as of March 1, 1996, HCFA eliminated its prior policy of permitting payment for all tests contained in an automated chemistry profile when at least one of the tests in the profile is covered. Instead, where only some of the tests in a profile are covered, Medicare payment will not exceed the amount that would have been paid if only the covered tests (determined on the basis of "medical necessity") had been ordered.

            A substantial CPT revision effective as of April 1, 1998 included numerous new and revised individual and panel test codes affecting several laboratory specialties. The most significant changes again concern panel codes. The 1998 CPT replaced the 19 pre-existing multichannel chemistry profile codes with four "clinically relevant" test panels. Effective April 1, 1998, HCFA directed that laboratories could no longer bill Medicare for the multichannel chemistry profiles, but must use the new "clinically relevant" panels exclusively. This change could have an adverse effect on revenues and operating costs of the clinical laboratory industry, including Unilab.

            Additionally, laboratory pricing practices in general have received substantial scrutiny from the Federal government. Under its "LabScam" inquiry, the federal government, through numerous of its agencies, including DOJ, OIG, FBI and HCFA, has investigated the sales and billing practices of many of the country's independent clinical laboratories. A number of these laboratories, including Damon Clinical Labs, Corning Clinical Labs (now Quest Diagnostics), Laboratory Corporation of America Holdings, Physicians Clinical Laboratory, Meris Laboratories and SmithKline Beecham Clinical Laboratories, as well as the Company, have in recent years entered into agreements with the government to settle the government's allegations of wrongdoing, in certain cases for hundreds of millions of dollars. Additionally, the government is pursuing criminal investigations of certain employees of lab companies in connection with allegedly fraudulent sales and billing practices.

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

Other Legislation

            Clinical laboratory legislation introduced in 1994 in both Houses of Congress contained laboratory "direct billing" bills. These bills would have required laboratories to bill the payor directly for all clinical laboratory services in the nation, whether reimbursed by Medicare, Medicaid, other federal or state programs, or private third-party payors, rather than billing a test-ordering physician or other practitioner. Such direct billing legislation is intended to eliminate the mark-up associated with billing doctors who may bill patients on a mark-up basis. Such legislation has been advocated for many years by the independent laboratory industry and is viewed by independent laboratories as advantageous. In 1995 the House Medicare proposal contained an all-payor direct billing provision; however that provision was not included in the House-Senate conference report approved in late November 1995 and no similar provision was included in BBA `97. If enacted, direct billing legislation would likely be favorable for the revenues and competitive position of Unilab.

            BBA `97 included several provisions in addition to those discussed above that could affect clinical laboratory operations and/or the reimbursement for clinical laboratory services. These include provisions intended to expand the penetration of managed care in the Medicare program; mandates for Medicare to replace cost reimbursement with prospective payment systems for hospital outpatient services, home health care services, skilled nursing facility services, and others; and an expansion of public health care coverage for certain uninsured children not already covered by Medicaid and other pre-existing public health programs.

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

            The second group, which includes laboratories such as Unilab, consists of the larger regional or national laboratories that provide a broader range of tests and services. In California, Unilab's four largest independent clinical laboratory competitors are SmithKline Beecham Clinical Laboratories, Inc., Bio-Cypher Laboratories, Inc. (a subsidiary of Nu-Tech Bio-Med, Inc. formerly known as Physicians Clinical Laboratories), Laboratory Corporation of America (formerly National Health Laboratories) and Meris Laboratories, Inc.

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

Employees

            As of December 31, 1997, Unilab employed approximately 2,100 full-time employees and approximately 550 part-time or temporary employees, none of whom were under union contract. The Company believes that its relations with employees are good.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial or operating results to differ materially from those projected, forecast or estimated by the Company in forward-looking statements.

      The Company wishes to caution investors that the following factors are hereby identified as potentially important factors that could cause the Company's actual financial or operating results to differ materially from those projected, forecast or estimated by the Company in forward-looking statements contained in this Form 10-K.

      (a) Adverse actions by governmental or other third-party payors, including Medicare and Medicaid, including unilateral reduction of fee schedules payable to the Company.

      (b) The impact of the Company's compliance with Medicare and Medicaid administrative and legal policies, including, specifically, but without limitation, the requirements by Medicare carriers that physicians provide diagnosis (ICD-9) codes for certain tests in order for such tests to be deemed "medically necessary" and, therefore, reimbursed; the policy of HCFA to eliminate Medicare reimbursement for tests contained in certain commonly ordered automated multichannel chemistry panels, (CPT Series 80002-80019); reimbursement based on demonstrable "medical necessity"; and, in connection with such "medical necessity" issues and compliance-related recommendations made by governmental representatives (including the recommendations made in the OIG Model Compliance Plan for Clinical Laboratories), the Company's introduction during 1998 of a new requisition form for ordering chemistry tests.

      (c) Adverse implications of the Company's introduction of a new requisition form to meet the requirements set forth in (b) above.

      (d) Impact of changes in payor mix, including the shift from traditional, fee-for-service medicine to managed care, including the increased shift of MediCal testing business to managed care.

      (e)   Failure to properly contain costs and expenses.

      (f) Failure to obtain new or retain existing customers at profitable pricing.

      (g) Adverse results from any new governmental investigations, including in particular significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation.

      (h) Computer or other system failures that affect the ability of the Company to perform tests, report test results or properly bill customers, including the Year 2000 issue.

      (i) Inability to obtain professional liability insurance coverage or a material increase in premiums for such coverage.

      (j) Denial of CLIA certification or other licensure of any of the Company's clinical laboratories under CLIA, by HCFA for Medicare and Medicaid programs or other federal, state and local agencies.

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

CHAMPUS Settlement

            In February 1994, as part of a joint settlement with MetPath related to the same activities that were the subject of the DOJ Settlement, a payment of $1.1 million was made by MetPath to the Office of Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") to settle all civil claims of CHAMPUS against MetPath and Unilab with respect to the same issues and same five tests that were the subject of the DOJ Settlement and California Settlement. Unilab's portion of such payment was approximately $25,000, with the remainder being paid by MetPath. As with the DOJ Settlement and California Settlement, the CHAMPUS settlement included a reservation of rights with respect to certain criminal prosecutions which could result in mandatory exclusion of the Company from Medicare and State health programs should any criminal convictions result. The Champus settlement, however, does not constitute an admission by Unilab of any wrongdoing with respect to any issue of law or fact arising from the civil action brought by the U.S. government that gave rise to CHAMPUS' inquiry. The Company was informed in May 1995 of the government's closure of its criminal inquiry without prosecution.

HHS Subpoenas

            In August 1993, Unilab received a subpoena from HHS in connection with an investigation and internal review relating to the possible submission of false or improper claims under the Medicare and Medicaid programs. The HHS subpoena required production of a broad range of documents, including those relating to Unilab's selling, pricing and billing practices. The HHS subpoena concerned fourteen tests, including the five tests that were the subject of the civil claims Settlements. Unilab completed production of these documents in February 1994. Other independent clinical laboratories have received similar requests for production as part of what the Company believes to be an industry-wide investigation of certain practices in the clinical laboratory industry. In July 1994, Unilab was informed that jurisdiction for this investigation had been transferred to the United States Attorney's Office in Newark, New Jersey. In May 1995, the Company was informed by the DOJ that its criminal investigation concerning the allegations at issue in the 1993 HHS subpoena and in the Settlements had been closed without prosecution.

            In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a CBC, a diagnostic test which was not included in any prior subpoena or the subject of any of the Settlements. Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The Company has remaining payments to the U.S. Government of $650,000 due September 1, 1998, $500,000 due March 1, 1999 and approximately $324,000 due on September 1, 1999. In addition, in September 1996 the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue. The settlement did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

Item 4.     Submission Of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Executive Officers and Key Management Personnel of the Registrant

            The following table sets forth certain information as of February 9, 1998 regarding the directors, executive officers and key management personnel of Unilab.

Name                          Age     Position
----                          ---     --------

David C. Weavil...............47      Chairman of the Board, President and
                                      Chief Executive Officer

Haywood Cochrane..............49      Director
Kirby L. Cramer...............61      Director
William Gedale................56      Director
Richard A. Michaelson.........46      Director
Gabriel Balthazar Thomas......56      Director

Mark L. Bibi..................39      Vice President, Secretary and General
                                      Counsel
Ian J. Brotchie...............58      Division President, Unilab Northern
                                      California
R. Jeffrey Lanzolatta.........45      Division President, Unilab Southern
                                      California
Brian D. Urban................35      Chief Financial Officer and Treasurer
Paul T. Wertlake..............62      Vice President, Chief Medical Officer

            David C. Weavil has been Chairman, President and Chief Executive Officer of the Company since January 1997. He served as Executive Vice President of Laboratory Corporation of America Holdings ("LabCorp") since the April 1995 merger of Roche Biomedical Laboratories, Inc. ("RBL") and National Health Laboratories, Inc. ("NHL"), which created LabCorp. He was appointed Chief Operating Officer of LabCorp in September 1995. Previously, Mr. Weavil served as Senior Vice President and Chief Operating Officer of RBL from 1989 to April 1995. From 1988 through 1989, Mr. Weavil was Regional Senior Vice President-Mid-Atlantic of RBL. Prior to that, he served as Senior Vice President and Chief Financial Officer of RBL from 1982.

            Haywood Cochrane has been a director of Unilab since May 1997. He has served as President and Chief Executive Officer of Meridian Occupational Healthcare Associates, Inc. since February 1997. He was Executive Vice President, Chief Financial Officer and Treasurer of LabCorp from April 1995 to November 1996 and a consultant to LabCorp from November 1996 to February 1997. Mr. Cochrane was President, Chief Executive Officer and a Director of Allied Clinical Laboratories, Inc. ("Allied") from its formation in 1989 until its acquisition by NHL in June 1994. Mr. Cochrane serves as a Director of JDN Realty Corp., Pathology Corporation of America and Meridian Occupational Healthcare Associates, Inc.

            Kirby L. Cramer has been a member of Unilab's Board of Directors since March 1990. Mr. Cramer is the Chairman Emeritus of the Board of Directors of Hazleton Laboratories Corporation (a subsidiary of Corning), a biological research company. Mr. Cramer served as

Chief Executive Officer of Hazleton Laboratories Corp. from 1968 through 1987, when it was sold to Corning, and as Chairman of the Board of Directors of Hazleton Laboratories Corp. from 1987 through 1991. Mr. Cramer also currently serves as a director of each of Immunex Corp., Commerce Bancorporation, Landec Corporation, ATL Ultrasound, Inc., Northwestern Trust Company, and Pharmaceutical Product Development, Inc.

            William Gedale has been a member of Unilab's Board of Directors since September 1997. He is currently President and CEO of Mount Everest Advisors, LLC, an investment counseling and management firm. Previously, from 1989 to 1994 he served as President and CEO of General American Investors, a New York Stock Exchange closed-end investment company and as a Managing Director of John W. Bristol from June 1995 to June 1996. He currently serves as a director of Bioreliance Corporation, a biological pre-clinical contract research organization. He previously served as a director of Allied (until its merger with NHL) and of U.S. Home Health Care. He is a director of New York Hospital Departmental Associates and is a trustee of the Neuroscience Research Foundation.

            Richard A. Michaelson has been a member of Unilab's Board of Directors since September 1997. He has been a principal of Focused Healthcare Partners Ltd., a healthcare investment entity, since January 1, 1998. He was Senior vice President of Unilab from September 1997 to December 1997, Senior Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from February 1994 to September 1997 and Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from November 1993 to February 1994. Mr. Michaelson also served as Vice President of Unilab beginning in October 1990. Mr. Michaelson joined MetPath (the predecessor to Quest Diagnostics Inc.) in 1980 and served as Vice President of MetPath from 1983 and Treasurer of CLSI from 1990 through, in each case, September 1992. From 1977 to 1980, Mr. Michaelson held various financial positions at International Business Machines Corp.

            Gabriel Balthazar Thomas has been a member of Unilab's Board of Directors since its formation in November 1998. He was a director of Unilab's predecessor entity from December 1986 until November 1988. Mr. Thomas has been a consultant in international marketing and management since 1971 and served as a consultant to Unilabs Holdings S.A., a Swiss corporation and clinical laboratory holding company, from October 1987 to May 1992. Mr. Thomas was President of Unilab from 1989 through January 1992. Mr. Thomas is a director of Decora Industries, Inc.

            Mark L. Bibi has been Vice President, Secretary and General Counsel of Unilab since June 1993. Mr. Bibi was associated with the New York City law firm of Schulte Roth & Zabel from May 1989 through June 1993. Prior thereto, he was associated with Sullivan & Cromwell, New York, New York.

            Ian J. Brotchie has been Division President of Unilab Northern California since August 1997. He was Division President of Unilab San Jose from February 1994 to August 1997. He was President of PathLab from November 1991 to September 1995. Mr. Brotchie served as President of Lab Concepts Inc. from February 1990 to November 1991. Prior thereto, Mr. Brotchie served as Business Development Director with SmithKline Bio-Science Laboratories in Dublin, California from January 1989 to February 1990.

            R. Jeffrey Lanzolatta has been Division President of Unilab Southern California since July 1996. He was Senior Vice President, Sales and Marketing of Unilab Southern California from December 1994 to July 1996. He served as Vice President, Sales and Marketing for Unilab from November 1993 to December 1994. He served as Vice President, Sales and Marketing of MetWest from January 1993 to November 1993. Prior thereto Mr. Lanzolatta served as Regional Vice President and General Manager of MetWest's Southern California operations from July 1990 to December 1992. From April 1990 to June 1990, Mr. Lanzolatta served as Director of Sales and Marketing for MetWest's Northern California operations. Mr. Lanzolatta was Vice President, Business Development of International Clinical Laboratories' Western Operations from July 1985 through January 1989.

            Brian D. Urban has been Chief Financial Officer and Treasurer of Unilab since September 1997. He was Vice President and Controller of Unilab from November 1993 to September 1997. Mr. Urban served as Assistant Controller of Unilab from October 1992 to November 1993. He was Manager of External Reporting of MetPath from July 1992 to October 1992. Prior thereto, Mr. Urban was senior audit manager at Price Waterhouse where he worked from November 1986 to July 1992.

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

                                 PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

Market information for the Registrant's common stock is contained in Note 15 (Unaudited Quarterly Financial Data) of the Notes to Consolidated Financial Statements at page 30 of the Company's 1997 Annual Report to shareholders, and such information is incorporated herein by reference.

The Company's common stock trades on the American Stock Exchange under the symbol "ULB". As of February 9, 1998, there were 40,597,626 shares of Common Stock outstanding held by 2,695 holders of record.

The Company has not paid any cash dividends with respect to its common stock and does not expect to do so in the foreseeable future.

Item 6.     Selected Financial Data

The selected financial data for each of the five years in the period ended December 31, 1997 is as follows:

(amounts in thousands, except per share data)

--------------------------------------------------------------------------------


For the Years Ended December 31,                        1997          1996        1995       1994       1993
                                                        ----          ----        ----       ----       ----
Revenue                                          $   214,001    $  205,217    $189,042   $151,820   $207,399

Legal, acquisition and restructuring
related charges                                           --        70,595       4,400      1,282      5,612

Operating income (loss)                               14,604       (72,842)      4,539      9,137     12,117

Loss on sale of equity investment/
promissory note                                           --         4,529      36,499         --         --

Income (loss) before income taxes
and extraordinary item                                   536       (89,493)    (40,043)     4,515      6,711

Income tax provision                                      --            --          --         --        200

Income (loss) before extraordinary item                  536       (89,493)    (40,043)     4,515      6,511

Extraordinary item                                        --         3,451       1,732         --         --

Net income (loss)                                        536       (92,944)    (41,775)     4,515      6,511

Preferred stock dividends                                138           144         144        144         20

Net income (loss) available to
common shareholders                                      398       (93,088)    (41,919)     4,371      6,491

Basic net income (loss) before extraordinary
item per common share                                   0.01         (2.43)      (1.12)      0.12       0.15

Basic net income (loss) per common share                0.01         (2.53)      (1.17)      0.12       0.15

Weighted average shares outstanding                   39,926        36,831      35,918     34,904     43,850
At December 31,

Total assets                                         118,700       125,919     196,174    196,407    134,106

Long-term debt, net of current portion               124,285       126,120      87,207     67,660     31,659

Shareholders' equity (deficit)                       (32,283)      (34,688)     56,330     95,334     78,339

Note: The variations in the year-to-year comparisons are due primarily to the acquisition of MLN Holding Acquisition Co., effective May 16, 1995 and the acquisition of Premier Laboratory Services, Inc., effective January 24, 1994. In addition, see Notes 4, 5 and 8 of the Notes to Consolidated Financial Statements at page 23 of the Company's 1997 Annual Report to shareholders for a more detailed discussion of the legal and acquisition related charges, restructuring charges and loss on sale of equity investment/promissory note recorded in 1996 and 1995, and such information is incorporated herein by reference. The $1.2 million acquisition related charges recorded in 1994 relates to the closure of Unilab patient service centers and related facilities and reduction in the Unilab workforce incurred in connection with the Premier acquisition. The $5.6 million legal charge recorded in 1993 relates to a settlement reached with the U.S. Government and State of California into certain of the Company's sales, marketing and billing practices. Furthermore, due to a reorganization, the Company's results of operations, assets and liabilities from November 10, 1993 primarily include the operations in California and the Company's 40% equity interest in UGL (until its disposition effective June 30, 1995) and are not comparable to the Company's results of operations, assets and liabilities prior to November 10, 1993, which include the results of non-California operations and do not include UGL.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            "Management's Discussion and Analysis" at pages 12 through 15 of the Company's 1997 Annual Report to shareholders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

            The Company's consolidated financial statements, together with the report thereon of Arthur Andersen LLP ("AA") dated February 13, 1998, appearing on pages 16 through 32 of the Company's 1997 Annual Report to shareholders, are incorporated herein by reference. With the exception of the aforementioned information in this Item 8 and the information incorporated by reference in Items 5, 6 and 7, the 1997 Annual Report to shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant

            Information relating to directors of the Registrant will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1997, and such information is incorporated herein by reference. Certain other information relating to Executive Officers and Key Management Personnel of the Registrant appears at pages 23 to 25 of this Form 10-K Annual Report.

Item 11.    Executive Compensation

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

                                 PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

                                                Reference

                                   ----------------------------------
                                         Form 10-K    Annual Report to
                                       Annual Report    Shareholders

                                           Page             Page

(a)(1) Index to Consolidated Financial
Statements:
Incorporated by reference to the 1997
Annual Report to shareholders:

Consolidated Statements of Operations
for the years ended December 31, 1997,
1996, 1995                                   ---            16

Consolidated Balance Sheets at
December 31, 1997 and 1996                   ---            17

Consolidated Statements of Shareholders'
Equity for the years ended December 31,
1997, 1996, 1995                             ---            18

Consolidated Statements of Cash Flows
for the years ended December 31,
1996, 1995, 1994                             ---            20

Notes to Consolidated Financial Statements   ---            21

Report of Independent Accountants            ---            32

(2) Index to Consolidated Financial
Statement Schedule:

Report of Independent Accountants on
Financial Statement Schedule                 32             ---

II - Valuation and Qualifying
Accounts for the years ended
December 31, 1997, 1996 and 1995             33             ---

The financial statement schedule should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Form 10-K Annual Report. Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(3)         Exhibits required to be filed by Item 601 of Regulation S-K.


            The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

(b)         Reports on Form 8-K

            No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Unilab Corporation has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      3/27/98                          UNILAB CORPORATION

                                             By: /s/ Brian D. Urban
                                             ----------------------------
                                             Name: Brian D. Urban
                                             Title: Chief Financial Officer and
                                                     Treasurer

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Unilab Corporation

We have audited in accordance with generally accepted auditing standards, the balance sheets as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997 included in Unilab Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) for the years ended December 31, 1997, 1996 and 1995 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California
February 13, 1998


                                                                                                    Schedule II

                                      UNILAB CORPORATION AND SUBSIDIARIES
                                      -----------------------------------
                                       VALUATION AND QUALIFYING ACCOUNTS
                                       ---------------------------------
                                            (Amounts in thousands)

                                                                     Amount
                                        Balance at     Charged to    Acquired                   Balance
                                        Beginning      Costs and     through                    End of
                                        of Period      Expenses    Acquisitions   Deductions    Period
                                        ---------      --------    ------------   ----------    ------

FOR THE YEAR ENDED
DECEMBER 31, 1995;
Allowance for doubtful accounts         $ 5,828        $12,017      $   200      $ (9,591)      $8,454

FOR THE YEAR ENDED
DECEMBER 31, 1996;
Allowance for doubtful accounts         $ 8,454        $14,180      $    --      $(13,296)      $9,338

FOR THE YEAR ENDED
DECEMBER 31, 1997;
Allowance for doubtful accounts         $ 9,338        $15,663      $    --      $(15,182)      $9,819


                                      Index

Exhibit No.                         Description

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

10.3 Termination and Release Agreement, dated as of December 20, 1996, among the Company, various Banks and Banque Paribas, as agent, terminating the Credit Agreement, dated as of March 14, 1996 among the Company, various banks and Banque Paribas, as Agent (Incorporated by Reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

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

10.12 Stock Option Agreement, dated as of April 28, 1997, between the Company and Richard A. Michaelson.

10.13 Stock Option Agreement, dated as of April 28, 1997, between the Company and Richard A. Michaelson.

10.14 Letter Agreement, dated September 17, 1997, between the Company and Richard A. Michaelson.

10.15 Consulting Agreement, dated as of September 17, 1997, between the Company and Richard A. Michaelson.

10.16 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement dated as of April 28, 1997, between the Company and Richard A. Michaelson.

10.17 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of April 28, 1997, between the Company and Richard A. Michaelson.

10.18 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of February 27, 1996, between the Company and Richard A. Michaelson.

10.19 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of May 1, 1995, between the Company and Richard A. Michaelson.

10.20 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of January 1, 1995, between the Company and Richard A. Michaelson.

10.21 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of February 25, 1994, between the Company and Richard A. Michaelson.

10.22 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of October 20, 1992, between the Company and Richard A. Michaelson.

10.23 Amendment No. 1, dated as of September 17, 1997, to the Restricted Stock Agreement, dated as of May 1, 1995, between the Company and Richard A.Michaelson

10.24 Employment Agreement, dated as of January 20, 1997 between David C. Weavil and the Company (Incorporated by Reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.25 Stock Option Agreement, dated as of January 20, 1997 between David C. Weavil and the Company (Incorporated by Reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.26 Promissory Note, dated January 20, 1997, payable by David C. Weavil to the Company (Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.27 Secured Promissory Note, dated January 20, 1997, payable by David C. Weavil to the Company (Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.28 Stock Option Agreement, dated as of February 27, 1996, between the Company and Andrew H. Baker (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996, dated May 1, 1996).

10.29                   Letter Agreement, dated January 20, 1997, between Andrew
                        H. Baker and the Company (Incorporated by Reference to
                        Exhibit 10.17 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.30 Restricted Stock Agreement, dated as of January 20, 1997, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated March 21,
                        1997).

10.31 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement dated as of October 20, 1992, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.32 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement, dated as of January 1, 1995, between Andrew H. Baker and the Company with respect to options to purchase 120,000 shares of Unilab Common Stock (Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K, dated March 21,
                        1997).

10.33 Amendment No. 1, dated as of January 20, 1997 to Stock Option Agreement, dated as of January 1, 1995, between Andrew H. Baker and the Company with respect to options to purchase 60,000 shares of Unilab Common Stock (Incorporated by Reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, dated March 21,
                        1997).

10.34 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement, dated as of February 27, 1996, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.35 Non-Compete Agreement, dated as of January 20, 1997, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K dated March 21, 1997).

10.36 Consulting Agreement, dated as of January 20, 1997, between the Company and Hartill Ltd. (Incorporated by Reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.37 General Assignment and Assumption, dated as of November 10, 1993, by and among the Company, MetWest and MetCal Inc. (Incorporated by Reference to Exhibit No. 10.3 to the Company's Forms S-1 Registration Statement dated November 30, 1993).

10.38 Stockholders' Agreement, dated as of November 10, 1993, by and among MetCal Inc., Unilabs Holdings S.A. (Panama) and Unilabs Group Limited (Incorporated by Reference to Exhibit No. 10.4 to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.39 Form of Employee Stock Option Agreement (Incorporated by Reference to Exhibit No. 10.5 to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.40 Form of Key Management Personnel Employment Agreement (Incorporated by Reference to Exhibit No. 10.5 to Amendment No. 1, dated December 23, 1993, to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.41 Settlement Agreement, dated September 13, 1993, by and among the United States Department of Justice, the Office of Inspector General of the United States Department of Health and Human Services; MetPath, a division of Corning Lab Services Inc; MetWest Inc.; the Company; and C. Jack Dowden (Incorporated by Reference to Exhibit No. 99.2 to the Company's Current Report on Form 8-K dated September 13, 1993).

10.42 Settlement Agreement, dated September 22, 1993, by and among the State of California; MetPath, a division of Corning Lab Services, Inc.; MetWest Inc.; the Company and C. Jack Dowden (Incorporated by Reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K dated September 27, 1993).

10.43 Settlement Agreement, dated as of February 17, 1994, by and among the United States Department of Justice; the Office of the Civilian Health and Medical Program of the Uniformed Services; MetPath Inc; and the Company (Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated March 30,
                        1994).

10.44 Settlement Agreement, dated September 19, 1996, among the Company, Corning Inc., the Office of Inspector General of the Department of Health and Human Services, the State of California and certain other governmental entities (Incorporated by Reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996, dated November 4,
                        1996).

10.45 Participation Agreement, dated as of November 7, 1996, by and between the Company and Donaldsosn, Lufkin and Jenrette Securities Corporation (Incorporated by Reference to Exhibit 10.33 to Annual Report on Form 10-K, dated March 21, 1997).

13.1                    Annual Report to Shareholders

21.1                    Subsidiaries of the Company

22.1 Proxy Statement, dated April __, 1998, for Annual Meeting of Stockholders held on May 19, 1998.

24.1                    Power of Attorney of David C. Weavil

24.2                    Power of Attorney of Haywood Cochrane

24.3                    Power of Attorney of Kirby L. Cramer

24.4                    Power of Attorney of William Gedale

24.5                    Power of Attorney of Richard Michaelson

24.6                    Power of Attorney of Gabriel B. Thomas

99.1 Press Release, dated February 4, 1998, announcing fourth quarter and full year 1997 earnings results.