Form 10-Q
period 1998-03-31
UNILAB CORP /DE/
filed 1998-05-01
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes   X                             No


As of April 24, 1998, 40,645,398 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 10 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended March 31, 1998

                                      INDEX
                                                                     Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - March 31, 1998                   3
                      and December 31, 1997.

                      Statements of Operations -
                      Three month periods ended March 31, 1998
                      and March 31, 1997.                               4

                      Statements of Cash Flows -
                      Three month periods ended March 31, 1998
                      and March 31, 1997.                               5

                      Notes to Financial Statements.                    6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                        7

Part II     -     OTHER INFORMATION:

         Item 6.      Exhibits and Reports on Form 8-K                  9

                      Signatures                                       10


                               UNILAB CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                  (amounts in thousands, except per share data)
                                                                        March 31,              December 31,
                                                                          1998                     1997
Assets                                                              (Unaudited)

Current Assets:
Cash and cash equivalents                                                $16,906                   $11,652
Accounts receivable, net                                                  38,067                    36,583
Inventory of supplies                                                      2,759                     2,811
Prepaid expenses and other current assets                                  1,464                     1,295
----------------------------------------------------------------------------------------------------------
Total current assets                                                      59,196                    52,341
Property and Equipment, net                                               12,428                    13,160
Goodwill, net                                                             43,383                    43,699
Other Intangible Assets, net                                               2,582                     2,731
Other Assets                                                               6,607                     6,769
----------------------------------------------------------------------------------------------------------
                                                                        $124,196                  $118,700
----------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt                                         $1,700                    $1,811
Accounts payable and accrued liabilities                                  17,770                    15,678
Accrued payroll and benefits                                               7,391                     6,302
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                 26,861                    23,791
----------------------------------------------------------------------------------------------------------
Long-Term Debt, net of current portion                                   123,967                   124,285
Other Liabilities                                                          2,529                     2,907
Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 364 at March 31
   and December 31                                                             4                         4

Common stock, $.01 par value
   Issued and Outstanding - 40,614 at March 31
   and 40,578 at December 31                                                 406                       406

Additional paid-in capital                                               228,135                   228,052

Accumulated deficit                                                    (257,706)                 (260,745)
----------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                             (29,161)                  (32,283)
----------------------------------------------------------------------------------------------------------
                                                                       $124,196                   $118,700
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                                          Three Months Ended March 31,
                                                                           1998                   1997
Revenue                                                                   $54,530                 $53,033
---------------------------------------------------------------------------------------------------------

Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                                            16,823                  17,820
   Supplies                                                                 7,613                   7,551
   Other operating expenses                                                13,129                  13,982
---------------------------------------------------------------------------------------------------------
                                                                           37,565                  39,353

Amortization and depreciation                                               1,985                   2,153
Selling, general and administrative expenses                                8,534                   9,155
---------------------------------------------------------------------------------------------------------

     Total Operating Expenses                                              48,084                  50,661
---------------------------------------------------------------------------------------------------------

Operating Income                                                            6,446                   2,372

Third party interest, net                                                 (3,374)                 (3,507)
---------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                           3,072                 (1,135)

Tax Provision                                                                   -                       -
---------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                          $3,072                ($1,135)
---------------------------------------------------------------------------------------------------------

Preferred Stock Dividends                                                     $33                     $36

Net Income (Loss) Available to Common
Shareholders                                                               $3,039                ($1,171)

Basic and Diluted Earnings Per Share:
Net Income (Loss)                                                           $0.07                ($0.03)
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (amounts in thousands)
                                   (Unaudited)

                                                                                    Three months ended March 31,
                                                                                        1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $3,072         ($1,135)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Amortization and depreciation                                                          1,985            2,153
   Provision for doubtful accounts                                                        3,907            3,801
Net changes in assets and liabilities affecting operations:
   Increase in Accounts receivable                                                      (5,391)          (6,438)
   (Increase) decrease in Inventory of supplies                                              52             (25)
   Increase in Prepaid expenses and other current assets                                  (169)            (230)
   (Increase) decrease in Other assets                                                        5             (22)
   Increase in Accounts payable and accrued liabilities                                   1,863           2,538
   Increase in Accrued payroll and benefits                                               1,249           1,530
   Other                                                                                     83              69
---------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              6,656            2,241
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                                                           (429)            (463)
   Other                                                                                   (33)                -
----------------------------------------------------------------------------------------------------------------
   Net cash used by financing activities                                                  (462)            (463)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (631)          (1,079)
   Payments for acquisitions, net of cash acquired                                        (309)            (490)
----------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                  (940)          (1,569)
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 5,254              209

CASH AND CASH EQUIVALENTS - Beginning of Period                                          11,652           13,080
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                                               $16,906          $13,289
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     Management Opinion

       In  the  opinion  of  management,   the  accompanying  unaudited  interim
       financial  statements  reflect all  adjustments  which are  necessary  to present  fairly the financial  position,  results of operations  and cash flows for the interim periods reported. All such adjustments made were of a normal recurring nature.

       The accompanying interim financial statements and related notes should be read in conjunction with the financial statements of Unilab Corporation
       ("Unilab" or the "Company") and related notes as contained in the Annual
       Report on Form 10-K for the year ended December 31, 1997.

2.     Net Income (Loss) Per Share

       In  February  1997,  the  Financial  Accounting  Standards  Board  issued
       Statement  of  Financial   Accounting  Standards  No.  128  ("FAS  128"),
       "Earnings  Per  Share,"  which  requires  the  disclosure  of a basic and diluted earnings per share. The  implementation  of FAS 128 had no impact on the  calculation  of earnings  per share  previously  reported for the three months ended March 31, 1997.

       Basic earnings per common share has been computed by dividing the net income (loss) less preferred dividends by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was 40.6 million and 38.8 million for the three months ended March
       31, 1998 and 1997, respectively.

       Diluted earnings per share includes the effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued. No dilutive securities existed for the three months ended March 31, 1997. For the three months ended March 31, 1998, the weighted average number of dilutive stock options were 1.5 million, which would have had no effect on the basic earnings per share calculation. The assumed conversion of the convertible preferred stock is excluded from the calculation since its effect would be immaterial.

3.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                   Three months ended March 31,
                                                    1998              1997
       Cash paid during the period for:
           Interest                                 $123              $246
           Income taxes                                2                 1


Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                             Results of Operations

    Quarter Ended March 31, 1998 Compared with Quarter Ended March 31, 1997

     Revenue increased to $54.5 million for the three months ended March 31, 1998 from $53.0 million for the comparable prior year period, representing an increase of $1.5 million or 2.8%. The increase was the result of a 4.6% increase in reimbursement levels offset by a 1.8% decrease in specimens processed. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients as the Company continues its strategy to work only with managed care clients who are willing to adequately pay for the levels of service they request and the elimination and replacement of the Company's most unprofitable accounts with other reasonably priced business. Volume for the three months ended March 31, 1998 was approximately the same on a per day basis as the specimen levels experienced by the Company in the third and fourth quarters of 1997. The decrease from the first quarter of 1997 was the effect of eliminating some under-performing accounts and exiting small geographical areas where the Company couldn't achieve significant economies of scale.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $8.4 million for the three months ended March 31, 1998, an increase of over 85% compared to the $4.5 million EBITDA for the comparable prior year period.

     Salaries, wages and benefits decreased to $16.8 million for the three months ended March 31, 1998 from $17.8 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits decreased to 30.9% in 1998 from 33.6% in 1997. The decrease primarily reflects a reduction in headcount and tight control over the growth in wage increases.

     Supplies  expense  remained  consistent  at $7.6 million and  approximately
     14.0% of  revenues  for the  three-month  periods  ended March 31, 1998 and
     1997.  The number of specimens  processed and the supplies cost for each of
     these  specimens  remained   consistent  between  the  respective  periods.
     However,  supplies expense has increased  slightly from the amount recorded in the third and fourth  quarter of 1997 as the Company  started to perform certain more costly tests in-house in late 1997 that were  previously  sent to outside  reference  laboratories.  Although  the Company  experienced  a slight  increase  in supplies  expense  related to  bringing  this  testing in-house,  the  Company had a positive  net  benefit as lab  subcontracting expenses  decreased  by more than 10% in the three month period ended March
     31, 1998 from the comparable prior year period.

     Other operating expenses decreased to $13.1 million for the three months ended March 31, 1998 from $14.0 million from the comparable prior year period. As a percentage of revenue, other operating expenses decreased to 24.1% in 1998 from 26.4% in 1997. Such decrease was primarily due to reductions in lab subcontracting expenses (see explanation in preceding paragraph) and reductions in outside courier, automobile, travel and entertainment, telecommunication and insurance expenses, as the Company evaluated all expense line items throughout 1997 and streamlined and rationalized expenses as necessary to achieve cost efficiencies.

     Amortization and depreciation expense decreased to $2.0 million for the three months ended March 31, 1998 from $2.2 million from the comparable prior year period primarily due to certain non-compete agreements and laboratory computer equipment becoming fully depreciated in late 1997 and early 1998.

     Selling, general and administrative expenses decreased to $8.5 million for the three months ended March 31, 1998 from $9.2 million from the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses decreased to 15.7% in 1998 from 17.3% in 1997. Such decrease continues the trend realized by the Company throughout 1997 and relates to a reduction in corporate managerial and administrative positions and streamlining and rationalization of all operating support services.

     Third party interest expense, net decreased to $3.4 million for the three months ended March 31, 1998 from $3.5 million for the comparable prior year period primarily due to the repayment of capital lease obligations.

Liquidity and Capital Resources

     Net cash provided by operating activities was $6.7 million for the three months ended March 31, 1998 and reflects an improvement of $4.4 million over the comparable prior year period when net cash provided by operating activities was $2.2 million. The improvement in 1998 was primarily due to an improvement in the Company's operating performance.

     Net cash used by financing activities was $0.5 million for the three months
     ended  March  31,  1998,   resulting  primarily  from  scheduled  principal
     repayments under capital lease obligations.

     Net cash used by investing activities was $0.9 million for the three months ended March 31, 1998, resulting from approximately $0.6 million of capital expenditures and $0.3 million of payments made on acquisitions completed in 1996 and 1995.

     The Company had $16.9 million of cash and cash equivalents on hand at March
     31, 1998. On April 1, 1998, $6.6 million for interest on $120.0 million of senior notes was due, and such amount was paid from the $16.9 million of cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at March 31, 1998 and $20.0 million available under an agreement with a financial institution whereby the Company can sell accounts receivables will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease obligations for the foreseeable future.


                           PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

(A)             Exhibits

                Exhibit 99.1 - Press Release, dated April 30, 1998, announcing first quarter earnings results.

(B)             Reports on Form 8-K

                Current Report on form 8-K, dated January 27, 1998 with respect to Item 5.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNILAB CORPORATION


                                        By:  /s/ Brian D. Urban
Date:  April 30, 1998                   Brian D. Urban
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer



