Form 10-Q
period 1998-06-30
UNILAB CORP /DE/
filed 1998-08-04
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes   X                                                           No


As of July 24, 1998, 40,674,018 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 11 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended June 30, 1998


                                      INDEX
                                                                      Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - June 30, 1998                    3
                      and December 31, 1997.

                      Statements of Operations -
                      Three and six month periods ended
                      June 30, 1998 and June 30, 1997.                  4

                      Statements of Cash Flows -
                      Six month periods ended June 30, 1998
                      and June 30, 1997.                                5

                      Notes to Financial Statements.                    6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                        7

Part II     -     OTHER INFORMATION:

         Item 4.      Submission of Matters to a Vote of
                      Security Holders                                  9

         Item 6.      Exhibits and Reports on Form 8-K                 10

                      Signatures                                       11

                               UNILAB CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                  (amounts in thousands, except per share data)
                                                                        June 30,               December 31,
                                                                          1998                     1997
Assets                                                                 (Unaudited)
Current Assets:
Cash and cash equivalents                                                $12,696                   $11,652
Accounts receivable, net                                                  39,545                    36,583
Inventory of supplies                                                      2,773                     2,811
Prepaid expenses and other current assets                                  1,828                     1,295
----------------------------------------------------------------------------------------------------------
Total current assets                                                      56,842                    52,341
Property and Equipment, net                                               11,652                    13,160
Goodwill, net                                                             43,066                    43,699
Other Intangible Assets, net                                               2,433                     2,731
Other Assets                                                               6,602                     6,769
----------------------------------------------------------------------------------------------------------
                                                                        $120,595                  $118,700
----------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt                                         $1,515                    $1,811
Accounts payable and accrued liabilities                                  12,868                    15,678
Accrued payroll and benefits                                               5,764                     6,302
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                 20,147                    23,791
----------------------------------------------------------------------------------------------------------
Long-Term Debt, net of current portion                                   123,714                   124,285
Other Liabilities                                                          2,377                     2,907

Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 364 at June 30
   and December 31                                                             4                         4

Common stock, $.01 par value
   Issued and Outstanding - 40,645 at June 30
   and 40,578 at December 31                                                 406                       406

Additional paid-in capital                                               228,240                   228,052

Accumulated deficit                                                     (254,293)                 (260,745)
-----------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                              (25,643)                  (32,283)
-----------------------------------------------------------------------------------------------------------
                                                                        $120,595                  $118,700
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                   (amounts in thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                          1998          1997               1998           1997
Revenue                                                $54,356        $54,027            $108,886       $107,060
----------------------------------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                         16,567         17,352              33,390         35,172
   Supplies                                              7,492          7,616              15,105         15,167
   Other operating expenses                             13,200         14,593              26,329         28,575
                                                        --------------------------------------------------------
                                                        37,259         39,561              74,824         78,914

Amortization and depreciation                            1,941          2,312               3,926          4,465
Selling, general and administrative expenses             8,324          8,539              16,858         17,694
----------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                           47,524         50,412              95,608        101,073
----------------------------------------------------------------------------------------------------------------

Operating Income                                         6,832          3,615              13,278          5,987
Third party interest, net                               (3,386)        (3,561)             (6,760)        (7,068)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                        3,446             54               6,518         (1,081)

Tax Provision                                                -              -                   -              -
----------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                       $3,446            $54              $6,518        ($1,081)
-----------------------------------------------------------------------------------------------------------------

Preferred Stock Dividends                                  $33            $36                 $66            $72

Net Income (Loss) Available to Common
Shareholders                                            $3,413            $18              $6,452        ($1,153)

Basic and Diluted Earnings Per Share:

Net Income (Loss)                                        $0.08          $0.00               $0.15         ($0.03)
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (amounts in thousands)
                                   (Unaudited)
                                                                                Six months ended June 30,
                                                                                  1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $6,518         ($1,081)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
   Amortization and depreciation                                                    3,926            4,465
   Provision for doubtful accounts                                                  7,835            7,811
Net changes in assets and liabilities affecting operations:
   Increase in Accounts receivable                                               (10,797)         (10,844)
   (Increase) decrease in Inventory of supplies                                        38             (84)
   (Increase) decrease in Prepaid expenses and other current assets                 (533)              277
   Increase in Other assets                                                         (146)            (682)
   Decrease in Accounts payable and accrued liabilities                           (3,235)         (1,613)
   Decrease in Accrued payroll and benefits                                         (178)            (88)
   Other                                                                              181            (31)
---------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by operating activities                                 3,609          (1,870)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                                                     (867)            (879)
   Proceeds from the sale of stock                                                      -              581
   Proceeds from exercise of options                                                    7                -
   Other                                                                             (66)                -
----------------------------------------------------------------------------------------------------------------
   Net cash used by financing activities                                            (926)            (298)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (1,174)          (1,318)
   Payments for acquisitions                                                        (465)          (1,128)
----------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                          (1,639)          (2,446)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                    1,044          (4,614)

CASH AND CASH EQUIVALENTS - Beginning of Period                                    11,652           13,080
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                                         $12,696           $8,466
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

2.     Net Income (Loss) Per Share

       In  February  1997,  the  Financial  Accounting  Standards  Board  issued
       Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share," which requires the disclosure of a basic and diluted earnings per share. The implementation of FAS 128 had no impact on the calculation of earnings per share previously reported for the three and six month periods ended June 30, 1997.

       Basic earnings per common share has been computed by dividing the net income (loss) less preferred dividends by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was 40.6 million and 40.2 million for the three months ended June 30, 1998 and 1997, respectively and 40.6 million and 39.5 million for the six months ended June 30, 1998 and 1997, respectively.

       Diluted earnings per share includes the effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued. No dilutive securities existed for the three and six month periods ended June 30, 1997. For the three and six month periods ended June 30, 1998, the weighted average number of dilutive stock options were 1.7 million and 1.6 million, respectively, which would have had no effect on the basic earnings per share calculation. The assumed conversion of the convertible preferred stock is excluded from the calculation since its effect would be immaterial.

3.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                 Six months ended June 30,
                                                1998              1997
       Cash paid during the period for:
           Interest                            $6,791            $7,067
           Income taxes                             2                 1


Item 2.

               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

                              Results of Operations

            Three and Six Month Periods Ended June 30, 1998 Compared with the
                 Three and Six Month Periods Ended June 30, 1997

     Revenue increased to $54.4 million and $108.9 million for the three and six month periods ended June 30, 1998 from $54.0 million and $107.1 million for the comparable prior year periods. The increases of $0.4 million and $1.8 million in the three and six month periods ended June 30, 1998 were the result of a 4.9% and 4.8% increase in reimbursement levels offset by a 4.1% and 3.0% decrease in specimens processed. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients as the Company continues its strategy to work only with managed care clients who are willing to adequately pay for the levels of service they request and the elimination and replacement of the Company's most unprofitable accounts with other reasonably priced business. The decrease in volume was the effect of Medicare requirements for new test panels which led to changes in ordering patterns among physicians, the elimination of some under-performing accounts and the exit from small geographical areas where the Company couldn't achieve significant economies of scale.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $8.8 million and $17.2 million for the three and six month periods ended June 30, 1998, an increase of over 48% and 64%, respectively, compared to $5.9 million and $10.5 million for the comparable prior year periods.

     Salaries, wages and benefits decreased to $16.6 million and $33.4 million for the three and six month periods ended June 30, 1998 from $17.4 million and $35.2 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 30.5% and 30.7% for the three and six month periods ended June 30, 1998 from 32.1% and 32.9% for the comparable prior year periods. Such decreases primarily reflect a reduction in headcount and tight control over the growth in wage increases.

     Supplies expense remained consistent at approximately 14.0% of revenues for the three and six month periods ended June 30, 1998 and 1997. However, supplies expense per specimen processed has increased slightly in 1998 as the Company started to perform certain more costly tests in-house in late 1997 that were previously sent to outside reference laboratories. Although the Company experienced a slight increase in supplies expense related to bringing this testing in-house, the Company had a positive net benefit as lab subcontracting expenses decreased by more than 10% in the three and six month periods ended June 30, 1998 from the comparable prior year periods.

     Other operating expenses decreased to $13.2 million and $26.3 million for the three and six month periods ended June 30, 1998 from $14.6 million and $28.6 million from the comparable prior year periods. As a percentage of revenue, other operating expenses decreased to 24.3% and 24.2% for the three and six month periods ended June 30, 1998 from 27.0% and 26.7% in the comparable prior year periods. Such decreases were primarily due to reductions in lab subcontracting expenses (see explanation in preceding paragraph) and reductions in outside courier, automobile, travel and entertainment, telecommunication and insurance expenses, as the Company evaluated all expense line items throughout 1997 and 1998 and streamlined and rationalized expenses as necessary to achieve cost efficiencies.

     Amortization and depreciation expense decreased to $1.9 million and $3.9 million for the three and six month periods ended June 30, 1998 from $2.3 million and $4.5 million from the comparable prior year periods primarily due to certain non-compete agreements and laboratory computer equipment becoming fully amortized or depreciated in late 1997 and early 1998.

     Selling, general and administrative expenses decreased to $8.3 million and $16.9 million for the three and six month periods ended June 30, 1998 from $8.5 million and $17.7 million from the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 15.3 % and 15.5% for the three and six month periods ended June 30, 1998 from 15.8% and 16.5% for the comparable prior year periods. Such decreases continued the trend realized by the Company throughout 1997 and relates to a reduction in corporate managerial and administrative positions and streamlining and rationalization of all operating support services.

     Third party interest expense, net, decreased to $3.4 million and $6.8 million for the three and six month periods ended June 30, 1998 from $3.6 million and $7.1 million for the comparable prior year periods primarily due to the repayment of capital lease obligations.

Liquidity and Capital Resources

     Net cash provided by operating activities was $3.6 million for the six months ended June 30, 1998 and reflects an improvement of $5.5 million over the comparable prior year period when net cash used by operating activities was $1.9 million. The improvement in 1998 was primarily due to an improvement in the Company's operating performance. Net cash used by financing activities was $0.9 million for the six months ended June 30, 1998, resulting primarily from scheduled principal repayments under capital lease obligations.

     Net cash used by investing activities was $1.6 million for the six months ended June 30, 1998, resulting from approximately $1.2 million of capital expenditures and $0.4 million of payments made on acquisitions completed in 1996 and 1995.

     The Company had $12.7 million of cash and cash equivalents on hand at June 30, 1998. Management believes that the amount of cash and cash equivalents available at June 30, 1998 plus $20.0 million available under an agreement with a financial institution whereby the Company can sell accounts receivables will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease obligations for the foreseeable future.


                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's 1997 Annual Meeting of Stockholders held on May 19, 1998, stockholders voted upon (i) election of directors and
          (ii) ratification and approval of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. Shares were voted on each such matter as follows:

          Election of Directors

          Name                           For                     Withheld

          Haywood D. Cochrane, Jr.       33,717,412              157,099
          Kirby L. Cramer                33,733,212              141,299
          William Gedale                 33,727,712              146,799
          Richard A. Michaelson          33,730,232              144,279
          Gabriel B. Thomas              33,721,742              152,769
          David C. Weavil                33,738,042              136,469

          Ratification and Approval of Arthur Andersen LLP

          For:   33,745,654       Against:  31,260         Abstain:  97,597

Item 6.         Exhibits and Reports on Form 8-K

(A)             Exhibits

                Exhibit 99.1 - Press Release, dated August 3,1998, announcing second quarter earnings results.

(B)             Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNILAB CORPORATION


                                         By:  /s/ Brian D. Urban
Date:  July 31, 1998                     Brian D. Urban
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer