Form 10-K
period 1998-12-31
UNILAB CORP /DE/
filed 1999-03-24
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended              December 31, 1998
                                             ------------------

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

   Title of Each Class              Name of Each Exchange on Which Registered
 Common Stock, $.01 par value              American Stock Exchange

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
 Yes   X         No____

 Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 At February 12, 1999, 40,729,293 shares of Registrant's Common Stock, par value $.01 per share were outstanding. The aggregate market value of the Common Stock, based on the closing price on the American Stock Exchange as of February 12, 1999, held by nonaffiliates of the Registrant was approximately $104.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part II - Portions of the Annual Report to shareholders for the year ended December 31, 1998 Part III - Proxy Statement for Annual Meeting of Stockholders to be held June 17, 1999

 Page 1 of 39 pages.

                                TABLE OF CONTENTS

Item                                                                      PAGE

Part I.       1  Business.................................................   3

              2  Properties...............................................  20

              3  Legal Proceedings........................................  21

              4  Submission of Matters to a Vote
                 of Security Holders......................................  23

Part II.      5  Market for the Registrant's Common Equity and
                 Related Stockholder Matters..............................  26

              6  Selected Financial Data..................................  27

              7  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................  28

              8  Financial Statements and Supplementary Data..............  28

              9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................  28

Part III.    10  Directors and Executive Officers of the Registrant.......  29

             11  Executive Compensation...................................  29

             12  Security Ownership of Certain Beneficial Owners
                 and Management and Directors.............................  29

             13  Certain Relationships and Transactions with Related
                 Persons..................................................  29

Part IV.     14  Exhibits, Financial Statements, Financial Statement
                 Schedules and Reports on Form 8-K........................  30

Signatures       .........................................................  32

                                     PART I

Item 1.          Business


General

                 Unilab Corporation ("Unilab" or the "Company") is the largest independent clinical laboratory testing company in California, providing laboratory testing services to physicians, managed care groups, hospitals and other health care providers. The Company believes that its revenues in California for the year ended December 31, 1998 were approximately twice the annual sales in California of the next largest independent clinical laboratory in that market. During most of such period, Unilab had approximately 15% of California's independent clinical laboratory market, which is the largest state clinical laboratory market in the United States. In November 1998, the Company completed the acquisition of substantially all of the assets of Meris Laboratories, Inc., a San Jose, California based independent clinical lab, resulting in an increase of Unilab's estimated market share to 20% of California's independent clinical laboratory market. As of December 31, 1998, the Company operated three centrally-located full-service laboratories, approximately 40 strategically-located short turn around ("STAT") laboratories and approximately 270 conveniently-located patient service centers ("PSC"). As of December 31, 1998, the Company processed on average 37,000 patient specimens and performed over 85,000 test batteries per work day.

Facilities and Testing

                 Unilab currently operates three full-service clinical laboratories in San Jose, Tarzana (Los Angeles) and Sacramento, California which offer over 1,000 clinical testing procedures, ranging from routine screening to advanced technical procedures, used in the diagnosis, monitoring and treatment of diseases and other medical conditions. Unilab operates 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. Patient specimens are collected from client offices or Unilab's own collecting stations and efficiently transported to full-service or STAT laboratories, where each specimen and related test request form is checked for completeness, bar coded and logged for testing and billing purposes into Unilab's computer system. Laboratory technicians then perform the requested tests, with results generally available to clients the next morning. Unilab's clinical computer program keeps track of patients' samples, reports test results in a readable format and maintains records and billing information. The Company is in the final stages of upgrading and modifying its laboratory, billing and accounting systems in order for such systems to properly recognize and perform date calculations in the year 2000 (the "Year 2000 issue"). The company spent approximately $400,000 in 1998 and anticipates spending another $100,000 in 1999 for additional hardware, upgraded software and consulting time to enable the Company to properly address the Year 2000 issue. The expected cost to fix the Year 2000 issue is in line with the company's original estimates. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could have a significant impact on the Company finalizing laboratory results, properly billing the numerous different payor groups and gathering and reporting payroll, accounting and other employee and financial information, the Company believes that it will adequately resolve the Year 2000 issue. The Company believes that modifications to laboratory software and equipment and most accounting systems have been completed and the final modifications to the billing and payroll systems will be completed by the end of the first quarter 1999 in order to provide sufficient time for further modifications, if any, prior to the arrival of the year 2000.

                 As part of its contingency planning, the Company has standardized the platform and software used to process and report laboratory results during the last several years. In addition, the Company converted the last billing system not on the Company's standard billing platform in 1998. If a problem occurred with the laboratory hardware or software, the Company might have to rely on outside reference laboratories to process specimens until the Year 2000 issue was fixed. If the Company had to rely on another location or outside reference laboratory to process specimens, turn around time on test results would be diminished and billings and cash collections from payor groups could be significantly delayed. The Company is reliant on the ability of numerous payor groups, primarily insurance companies and government payors, to solve their Year 2000 issues in order to process the Company's billings and make appropriate cash remittances. If such payor groups do not properly resolve their Year 2000 issues, cash collections could be significantly delayed. In addition, the Company sends less than 2% of its specimens to outside reference laboratories for testing and does not believe it would have difficulty finding another reference laboratory to perform such tests if its current main vendor encounters difficulties with the Year 2000 issue. The Company has asked all significant vendors to report in writing to the Company on the status of their Year 2000 issue and whether their systems will be compliant in sufficient time to satisfy the Company's current requirements and workflow. The Company reviews such reports regularly and makes modifications to its own planning process, if necessary, based on the reports received from vendors.

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

                 Unilab also conducts esoteric testing services. Esoteric tests generally require complex manual techniques, a higher degree of technical skill and knowledge and sophisticated equipment. As a consequence, esoteric tests are priced higher than routine tests. Two examples of esoteric tests provided by Unilab include immunoelectrophoresis, used for the diagnosis of autoimmune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases. The number of esoteric tests performed by the Company has been increasing as new medical discoveries are made and testing procedures developed. Unilab performs more than 98% of the tests requested by its clients, with the remaining 2% performed by third party reference laboratories with whom Unilab contracts. On a revenue basis, approximately 6% of testing fees collected by Unilab are paid to third party reference laboratories or pathology services.

Customers

                 Unilab  provides  testing  services  to a broad range of health care providers.  The following  factors,  among others, are often used by health care providers in selecting a laboratory: (i) accuracy, timeliness and consistency in reporting test results; (ii) size and scope of testing services performed; (iii) service capability and convenience offered by the laboratory;
(iv) pricing of the laboratory's testing services; (v) extent of managed care exclusive contract coverage; (vi) local STAT testing availability; and (vii) reputation of the laboratory for the foregoing.

                 The primary types of customers that Unilab services are as follows:

o Physicians and Physician Groups. Physicians performing testing for their patients who are unaffiliated with a pre-paid health plan are the principal source of Unilab's clinical laboratory business. These physicians often participate in Independent Physician Associations ("IPAs"). Unilab markets its services to physicians and physician groups through its sales force and competes primarily on the basis of the accuracy of testing, convenient locations for patient specimen collection, rapid test result reporting and informational services, and its competitive pricing. Fees for clinical laboratory testing services rendered for physicians' non-managed care patients are billed to the patient's appropriate third-party payor such as private insurance companies, Medicare and Medicaid. When Unilab provides contracted testing services to physicians who belong to IPAs, the Company bills the IPA (usually under a capitated arrangement).

o Independent Physician Associations. Physicians often band together to form IPAs as a means to achieve greater local recognition and contracting leverage. These IPAs often provide primary care services under capitated arrangements to HMOs, and therefore often desire to purchase support services (like lab testing) under capitated arrangements. As stated above, if Unilab provides contracted testing services to physicians who belong to an IPA, the Company bills the IPA. Otherwise, services provided to other patients seen by these physicians are billed to various other payors such as insurance, client bill, Medicare or Medicaid.

o Health Maintenance Organizations and Other Managed Care Groups. HMOs and other managed care payors (which designate the laboratory to be used for tests ordered by the physician) represent a substantial portion of Unilab's business. HMOs generally select an independent laboratory based on competitive pricing offered to high volume customers, capability of the laboratory to effectively service incremental blocks of business, field distribution system, including couriers and PSCs to service their networks of physician providers, and the reputation of the laboratory in the medical community. The Company believes that it services more managed care contracts than any other lab in the California marketplace, and that the Company has become a preferred lab services provider to managed care for several reasons. First, Unilab has a state-wide presence, which gives managed care clients the ability to partner with one lab subcontractor that has state-wide coverage, instead of several subcontractors with limited geographic coverage. Second, Unilab's internal cost-efficiencies allow the Company to offer competitive pricing to the cost-conscious managed care community. Third, Unilab possesses considerable expertise in addressing the needs and issues of managed care payors.

o Hospitals. Unilab provides both esoteric testing for hospitals (which often are not equipped to perform such sophisticated tests) and general reference testing for hospitals which have reduced or eliminated their in-hospital laboratory testing in an attempt to reduce their cost of delivering patient care. The selection of an independent laboratory by hospitals is usually based on reputation of the laboratory in the medical community, type of services offered, accuracy, timeliness and consistency of test results and competitive pricing.

o Independent Laboratories. Unilab also provides reference testing services to independent clinical laboratories which do not have the full range of Unilab's testing capabilities.

o Clinics. Unilab has arrangements with a broad network of community health clinics across the state of California that provide preventive health care and/or medical attention for the lower-income and indigent patient population (frequently MediCal recipients). Under these arrangements, the Company is the primary provider of testing services for patients who choose to use these clinics.

                California has the highest enrollment rate (approximately 40% of the population) in managed care plans of any state in the country and, as a result,  delivery  of health  care to  participants  in such  plans  has  become integral to the health care delivery system throughout the state. The proliferation of managed care providers in the healthcare industry has altered the customer base of healthcare service providers, especially in California. From 1993 to 1994, Unilab more than doubled its number of covered lives (i.e., individuals covered by contracts between pre-paid health plans and Unilab for the provision of laboratory services) to over 2 million lives. During 1995 the Company continued to serve a similar number of covered lives, and during the first half of 1996, increased its managed care coverage to over 2 1/2 million lives. Today, Unilab serves over 3 million managed care lives. This business had historically been viewed as having substantial value, in large part because of the economies of scale inherent in its considerable volume. It was also viewed as a competitive advantage in obtaining additional non-managed care business generated from many of the same offices which were serving managed care patients. Increasingly, Unilab, like other major laboratory companies, came to recognize that the pricing received in relation to the cost of services provided to managed care patients was disproportionately low, and the Company undertook a concerted effort in 1997 to improve the situation. To this end, Unilab renegotiated contracts representing approximately two-thirds of the covered lives and received an average price increase in excess of 50% on those renegotiated contracts. By year-end 1998, Unilab had once again repriced the capitation rates on approximately 40% of its 3 million managed care lives at an average increase of greater than 30%. In addition, these contracts have increasingly been structured so that they exclude unlimited high cost services, such as high labor-intensive pap smears and outsourced esoteric tests. Unilab is committed to providing high quality laboratory testing at profitable pricing levels.

Specimen Collection and Processing

                 Unilab utilizes an extensive distribution and collection system of approximately 320 collection routes, approximately 270 PSCs and approximately 20 courier hubs to achieve efficient and integrated collection and testing. Courier routes are logically designed based on lab location, geographic density and specimen volume. Strategically located full service labs and satellite courier "hubs" serve as control centers to ensure courier routing is efficient and tightly controlled. In addition, PSCs act as initial specimen processing centers effectively putting control of the specimen in Unilab's possession earlier in the process. The Company believes this distribution infrastructure is integral to providing efficient, convenient and reliable service to its clients.

Quality Assurance

                 Unilab believes that its quality assurance procedures meet or exceed the highest standards in the industry. Unilab has established a comprehensive quality assurance program for all of its laboratories and other facilities to ensure that specimens are collected and transported properly, tests are performed accurately, and client, patient and test information are reported, billed and filed correctly. Unilab's quality assurance programs include (i) preventive maintenance of laboratory testing equipment, (ii) maintenance of high personnel standards and training which require that only qualified personnel perform testing, (iii) rigorous utilization of control specimens in order to ensure accuracy and precision of test equipment, and (iv) a tightly managed collection and distribution network. In addition, all laboratories certified by the Health Care Financing Administration ("HCFA") for participation in the Medicare program under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), such as Unilab, must participate in basic quality assurance programs. Each of Unilab's laboratories is licensed (or has licensure pending) by its respective state authorities and certified by HCFA for participation in the Medicare program under CLIA.

                 In addition, Unilab participates in a number of independent proficiency testing programs. Participation in a federally recognized proficiency testing program is a requirement of CLIA. Under these programs, an independent testing authority submits pre-tested samples to a laboratory. These tests measure the laboratory's test results against known proficiency test values. Unilab also participates in a number of proficiency testing programs which generally entail submitting pre-tested samples to a laboratory to verify the laboratory test results against the known proficiency test value. These proficiency programs are conducted both by Unilab on its own and in conjunction with groups such as the College of American Pathologists ("CAP"), and state and Federal government regulatory agencies. CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. CAP accreditation program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program for all categories in which the laboratory is accredited by CAP. CAP's proficiency testing program is federally recognized for purposes of CLIA. A laboratory's receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. Each of Unilab's full-service laboratories in Sacramento, San Jose and Tarzana has earned full accreditation by CAP. In the 1998 External Proficiency Testing Program conducted by CAP at the Company's three primary laboratories, the total accuracy rate for all sections of the laboratories was 99.5 %, consistent with the 1997 accuracy rate of 99.5%, and slightly better than the 1996 cumulative accuracy rate of 99.4%, 1995 cumulative accuracy rate of 99.3% and the 1994 cumulative accuracy rate of 99.2%.

Regional Operations, Sales, Service and Marketing

                 As of December 31, 1998 Unilab's sales and service organization was comprised of approximately 75 full-time sales and sales/service employees. Sales representatives are primarily responsible for executing focused sales initiatives established within their regions, while sales/service representatives are primarily responsible for account retention and enhancing client relations (although they also have defined selling responsibilities). This separation between "selling" and "servicing" is a key feature of Unilab's sales organization, in that sales/service staff specialize in their respective disciplines. Incentive compensation paid on new sales generation--achieved by either sales or sales/service representatives--is designed to recognize the cost of supporting the new business and reward the dedication to client support and client retention.

                 Unilab's marketing department is committed to promoting the Company's mission of "maintaining high quality and cost-effective laboratory services that are responsive to the values and needs of patients and physicians." Unilab promotes this mission and other Company initiatives through the creation and targeted dissemination of marketing materials to clients and prospects by Unilab's sales and sales/service representatives (as well as Unilab's couriers). More specifically, Unilab's marketing initiatives and materials address four distinct objectives:

o Enhance medical community  awareness of Unilab's full spectrum of services;

o Promote and sell new services and technological  advances;

o Educate clients on regulatory and compliance issues that will affect the medical community; and

o Address customer needs and concerns about new testing procedures.

                 These  marketing   initiatives   are   prioritized   through  a
collaborative effort among senior management, sales and sales/service employees and other relevant departments.

Acquisitions

                 Unilab's  management,  while  employed  by the  Company  or its predecessor, has successfully executed and integrated a number of acquisitions in the clinical laboratory industry, which have accounted for a substantial portion of the Company's growth. Since 1989, the Company or its predecessor has completed nine acquisitions in California, including five since 1994 with aggregate annual revenues in excess of $75 million (including the November 1998 acquisition of Meris Laboratories). Unilab intends to selectively seek acquisitions designed to result in cost savings and other benefits resulting from the elimination or reduction of (i) redundancies in testing equipment and personnel, (ii) overlapping courier routes, (iii) overlapping PSCs and STAT laboratories, (iv) duplicative administrative personnel and (v) redundant marketing efforts and personnel. The Company seeks to achieve consolidation efficiencies within six months after completion of an acquisition.

Meris Acquisition

                 On  September  16,  1998,   the  Company  signed  a  definitive
agreement to acquire substantially all of the assets of Meris Laboratories, Inc., one of the leading regional independent laboratories in Northern California with run-rate revenue of approximately $25.2 million. Meris had filed for bankruptcy protection under Chapter 11 in November 1997. The transaction closed on November 5, 1998.

                 The gross purchase price paid for Meris was $16.5 million (approximately 0.60x annual revenue), consisting of a $14.0 million convertible subordinated note (bearing 7.5% interest, convertible under certain circumstances at $3.00 per share) and the assumption of $2.5 million in additional liabilities (to be paid in equal installments of $35,000 per month over 72 months). In addition to the customer list, the Company acquired approximately $4.0 million of assets, the majority of which were trade accounts receivable.

                 Within approximately two months after closing the transaction, the Company had substantially integrated the Meris business and realized much of the significant synergies available in the consolidation.

The Clinical Laboratory Industry

Overview and Trends

                 Unilab  believes based on published  industry  reports that the total U.S. clinical laboratory market during 1998 was approximately $30 billion in annual revenue, of which the California market accounted for approximately $4 to $4.5 billion. Even after years of industry consolidation the clinical laboratory market nationally, and particularly in California, is highly fragmented and composed of three segments: (i) laboratories located in hospitals; (ii) laboratories located in physicians' offices and physician-owned laboratories; and (iii) independent clinical laboratories. Industry sources estimate that there are currently fewer than 4,500 independent clinical labs in the United States, with as many as 600 located in California. The Company believes that approximately 55% of clinical laboratory testing revenues in California result from tests performed by hospitals, 15% from tests performed by physicians in their offices and physician-owned laboratories and 30% from tests performed by independent laboratories. The Company believes that the consolidation trend of the last several years is likely to continue, resulting in fewer independent clinical labs both nationally and in California.

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

Strategy

                 Unilab's objective is to build upon its position as the largest and low cost provider of clinical laboratory testing services in California both to provide quality and valued services to its customers and to earn a profitable return for its stake-holders. The Company's business strategy for achieving this objective is to maintain superior quality and service, provide ancillary services commensurate with the value which its customers place on them, maintain its position as a low cost provider, conduct its billing and business practices in an appropriate, efficient, effective, and responsible manner and grow through organic growth and acquisitions. Similar to the actions taken in 1997 and 1998, the Company also intends to closely monitor and, where appropriate, reduce its expense base, while simultaneously taking steps to increase its revenue stream through higher pricing and selected acquisitions.

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

                 Licensing requirements similar to those imposed pursuant to CLIA also apply at the state level, with similar sanctions for noncompliance. Effective January 1, 1996, California Senate Bill 113 ("SB 113") became law and amended the California laws governing clinical laboratories to make them at least as stringent as CLIA was as of January 1, 1994. Since Unilab must comply with CLIA in any event, SB 113 has had little practical effect on the Company. This law could, however, impose additional regulatory burdens on California-based physician office laboratories ("POL's") by increasing the responsibilities of directors at POL's for oversight and supervision. In each of the past two Congresses, however, legislation has been introduced, but not passed, to exempt POLs from CLIA. Such legislation has again been introduced in the current 106th Congress in February 1999. Moreover, in 1999 California received deemed equivalency status under CLIA, which is formal recognition by the federal government that California quality requirements meet or exceed CLIA levels.

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

                 Additionally, a wide array of Medicare/Medicaid fraud and abuse provisions apply to those clinical laboratories participating in these programs. These laws prohibit, among other things, (i) the submission of false claims or false information to the programs, (ii) deceptive or fraudulent conduct, (iii) the provision of excessive or unnecessary services or services at excessive prices and (iv) the offer or receipt of broadly defined inducements for the referral of Medicare, Medicaid or other federal health care program patients or business. Penalties for violations of these Federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. Civil penalties for a wide range of offenses may be up to $10,000 per item and treble the amount claimed. In the case of certain severe offenses, exclusion from participation in Medicare and Medicaid is a mandatory penalty. These fraud and abuse provisions are interpreted liberally and enforced aggressively by the various enforcing agencies of the federal government.

                 Several Federal agencies are charged with the responsibility of investigating allegations of fraudulent and abusive conduct by health care providers. These agencies include, without limitation, the Department of Justice ("DOJ"), Federal Bureau of Investigation ("FBI") and the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"). Additionally, Medicare carriers and Medicaid state agencies now have certain fraud and abuse control authority. According to public statements by the DOJ, health care fraud has been elevated to the second-highest priority of the DOJ, and FBI agents have been transferred from investigating counterintelligence activities to health care provider fraud. The OIG also is involved in such investigations and has, according to recent OIG Work Plans, targeted certain laboratory practices for study, investigation and prosecution. Pursuant to one such project in the fiscal 1992/1993 Work Plan, entitled "Laboratory Unbundle," laboratories that offer packages of tests to physicians and "unbundle" them into "several tests to get higher reimbursement when billing Medicare and Medicaid" were to be identified and "suitable cases will be presented for prosecution". Under another project in the fiscal 1992/1993 Work Plan, laboratories "that link price discounts to the volume of physician referrals, `unbundle' tests in order to bill Medicare at a higher total rate, and conduct unnecessary tests, ... will be identified to coordinate investigations throughout the country". Such projects culminated in the industry-wide governmental "LabScam" investigations that began in 1998 and that have resulted in approximately $800 million of aggregate settlement payments being made by a number of independent clinical labs in the past several years. The LabScam investigation appears to be ongoing.

                 The OIG's fiscal year  1994/1995 Work Plan also targeted a wide range of clinical laboratory practices for study and investigation. In fiscal years 1994-1995, the OIG planned to "continue to investigate potential fraud in Part B of the Medicare program", targeting certain specific areas including "laboratory fraud". In October 1994 the OIG issued a "Fraud Alert" targeting certain specific practices in the clinical laboratory industry, including the provision of free computers or fax machines to ordering physicians; the provision of free laboratory testing for health care providers, their families and employees; the provision of phlebotomy services to physicians; the collection by laboratories of bio-hazardous waste from physician offices; and certain other practices. The Fraud Alert, entitled "Arrangements for the Provision of Clinical Laboratory Services," was disseminated widely to physicians and other providers of Medicare/Medicaid services. In this document, the OIG asked persons who become aware of any of the identified practices to contact OIG Regional Offices around the U.S. Additionally, the Fraud Alert announced the OIG's plan to "actively investigate and prosecute" the practices described in the document.

                 The OIG's 1996/97 Work Plan also proposed targeting a wide range of laboratory practices for investigation, including HCFA's enforcement of CLIA; duplicate claims from physician office and independent laboratories for the same tests; and billing by hospital laboratories for outpatient services. In addition, in 1997 the OIG released a "Model Compliance Plan" for clinical laboratories, which set out certain voluntary standards laboratories were to follow to comply with federal fraud and abuse laws. The OIG reissued this compliance guidance document in slightly revised form in 1998.

                 The OIG's 1997/98 Work Plan again identified various laboratory practices for evaluation and investigation. These include a follow-up audit of hospital outpatient billing for chemistry, hematology and urinalysis tests covered by a previous investigation; scrutiny of the enforcement of the Stark I physician/laboratory self-referral ban to ensure that enforcement is adequate; evaluating the enforcement of CLIA to make sure that it is adequate; and a study of trends in laboratory test utilization to identify possible utilization controls.

                 The OIG's April 1, 1998-September 30, 1998 Semi-annual Report reported that the OIG successfully completed several civil cases related to fraudulent billing by clinical laboratories to Medicare, Medicaid and other federal health care programs, and that the OIG also obtained convictions and settlements for other types of fraudulent or abusive activities on the part of laboratories. The Report describes one particular case that, in the OIG's view, was "one of the most reprehensible cases involving fraudulent billing for laboratory tests." (OIG Semi-Annual Report, April 1, 1998-September 30, 1998 at 25.) In this case, according to the Report, a laboratory unbundled blood chemistry tests and billed Medicare for thousands of tests that were not medically necessary during a nine-year period receiving $5.0 million in Medicare overpayments. The Report stated that this laboratory agreed to pay $15 million to resolve this liability.

                 In its Fiscal Year 1999 Work Plan, the OIG targeted laboratory tests provided to End Stage Renal Disease (ESRD) beneficiaries for two nationwide reviews: one concerning inappropriate separate billing for laboratory tests included in the ESRD composite rate, and the other concerning the medical appropriateness for such tests. The FY 1999 Work Plan also announced a project to analyze HCFA's enforcement of Medicare's physician/laboratory self-referral prohibition (see discussion below).

                 In addition to these recent OIG initiatives, HHS anti-fraud initiatives launched in 1999 include a comprehensive anti-fraud program announced by HCFA in February 1999. In this initiative, HCFA will take numerous steps to enhance the fraud detection and enforcement elements of its Medicare and Medicaid program administration, including implementation of the Medicare Integrity Program, a program created by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") to enhance the anti-fraud activities of the contractors that administer the Medicare program. The 1999 HCFA anti-fraud initiative responds in part to a recent OIG report estimating that, in 1998, 7% of Medicare claims were billed improperly or erroneously.

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

                 The 1995 House  Medicare  reform  proposal  contained,  and the
House-Senate report adopted, provisions that would have, if passed, significantly narrowed the scope of the Stark anti-referral laws. That proposal would have ended the ban on physician referrals to laboratories based on any "compensation arrangements" between the lab and the physician. Such compensation arrangements would have remained subject to the federal anti-kickback laws. The President vetoed this bill on December 5, 1995. The President's Medicare reform proposal would not have narrowed the scope of the Stark laws. While the proposals to narrow the scope of the self-referral law were not passed in 1995-1998, it is possible that similar proposals could be introduced in Congress in 1999.

                 In 1996, Congress passed and the President signed into law HIPAA, frequently referred to as the "Kennedy-Kassebaum Act", after its principal Senatorial sponsors. The law made major changes in federal fraud and abuse laws applicable to health care providers. It established a new federal program designed to coordinate federal, state and local fraud and abuse control programs. The law permitted the DOJ and the OIG to conduct audits and investigations relating to the delivery of health care in the United States, without limitation to Medicare and Medicaid, and established a Fraud and Abuse Trust Fund. HIPAA also mandated the creation of a new safe harbor under the anti-kickback law that is to apply to remuneration paid or received by a managed care organization, where there is a written agreement that places the entity at substantial financial risk for the cost or utilization of health care services provided. HIPAA also expanded the federal antikickback law so that it applies not only to situations involving Medicare and Medicaid, but to almost all federally funded health care programs. In addition, the law for the first time permits providers to obtain advisory opinions from the government concerning the legality of certain contemplated practices under the anti-kickback law; the OIG published regulations implementing this advisory opinion mandate in February
1997 and amended those regulations in 1998. The Kennedy-Kassebaum law also significantly increased the penalties for certain civil violations of the Medicare law and increased the types of offenses for which a provider could be excluded from Medicare/Medicaid. Finally, the law established a number of new criminal provisions applicable to health care fraud.

                 The Balanced Budget Act of 1997 ("BBA '97") contains numerous changes in Medicare/Medicaid fraud and abuse provisions. BBA '97 requires permanent exclusion from Medicare and Medicaid for persons convicted of three health care-related crimes and a 10-year exclusion period for persons convicted of certain offenses who have one previous conviction. The statute permits the Secretary of HHS to refuse to enter into Medicare participation agreements with individuals or entities that have been convicted of felonies. The new law further permits the exclusion from Medicare and Medicaid of an entity that is controlled by a family member of an individual who has incurred Medicare or Medicaid sanctions, where such sanctioned individual transferred his or her ownership or control interest in the entity in anticipation of, or following, a conviction, money penalty or exclusion from the program. In addition, BBA '97 expands the reach of Medicare/Medicaid civil money penalties to apply to persons who arrange or contract with excluded persons for the provision of covered services. Further, the statute includes a provision permitting civil money penalties of up to $50,000 per violation for certain specified types of violations, plus damages equal to three times the total amount offered, paid, solicited or received, for violations of the Medicare/Medicaid anti-kickback statute. Finally, BBA '97 requires the Secretary of HHS to issue advisory opinions regarding potential violations of the Stark II law prohibiting Medicare/Medicaid physician self-referral for designated health services (other than laboratory services). The Health Care Financing Administration (HCFA) published regulations implementing this advisory opinion provision on January 9, 1998.

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

                 At the state level, laboratory operations are affected by billing requirements applicable to all laboratory services and state fraud and abuse and anti-inducement laws that similarly apply to all laboratory services. California, where the Company conducts almost all of its business, has adopted especially stringent laws of this type, including an expansive anti-inducement law that is even broader than the federal law (Ca. Bus. Prof. Code ss.650) and the Physician Ownership and Referral Act, known as the "Speier Bill", which became effective January 1, 1995 and which prohibits, under most circumstances, referrals of laboratory testing business by physicians to laboratories in which the physician has a "financial interest". Penalties for violation of these provisions can include fines, criminal penalties and disciplinary action against referring physicians. In addition, California has adopted the "Calderon" law, which prohibits physicians from "marking up" laboratory bills for lab services the physician did not perform. The Company believes the Calderon law benefits independent laboratories by reducing the financial incentives for physician-owned laboratories.

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

                 In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a complete blood count (CBC), a diagnostic test which was not included in any prior subpoena or the subject of any of the settlements entered into by the Company in September 1993 (the "Settlements"). See,
"Legal Proceedings-Department of Justice Settlement". Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The Company has one remaining payment, excluding interest, to the U.S. Government of approximately $324,000 due on September 1, 1999. In addition, in October 1996, the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue.
The settlements did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

                 In November 1998, Unilab acquired substantially all of the assets of Meris Laboratories, Inc. At that time, Meris had a corporate integrity agreement (CIA) with the OIG arising from the settlement of claims against Meris asserted by the United States in connection with its LabScam investigations. As part of Unilab's purchase of the Meris assets and in lieu of assuming the Meris CIA, Unilab voluntarily entered into an agreement with the OIG entitled "Compliance Program Disclosure Agreement" (the "Unilab/OIG Agreement"). Pursuant to this Agreement Unilab will maintain its hotline, undertake special billing audits of the former Meris facilities, obtain new CLIA certifications and provider numbers for the former Meris facilities, and provide certain information to the OIG. The Unilab/OIG Agreement will last until February 28, 2000.

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

Reimbursement

                 Medicare reimbursement for clinical laboratory services is made pursuant to Medicare fee schedules, subject to a national limitation amount ("cap") that is based upon the median of all the Medicare fee schedules. During the late 1980s and the 1990s, that cap dropped from 115% of the median to 100% of the median, to 93% of the median, to 88% of the median, to 84% of the median to 80% of the median to 76% of the median and effective January 1, 1998 to 72% of the median. BBA '97 provides for a freeze on fee schedule payments for 1998 through 2002. The President's FY2000 budget proposes a reduction of the Medicare fee schedule caps to 74% of the laboratory fee schedule medians, beginning January 1, 2000. It is too early to predict how Congress will respond to this proposal. In addition, an expert panel considering changes in Medicare has proposed reinstatement of beneficiary cost sharing for diagnostic clinical laboratory services provided to Medicare patients, although it is not known whether the full Medicare Commission will agree to this proposal or whether any congressional action will be taken with regard to it.

                 BBA '97 included a provision that allows the Secretary of HHS to implement up to five demonstration projects to establish competitive acquisition areas for Part B services, including laboratory services. Each project can be conducted in no more than three competitive acquisition areas and can be operated over a three-year period. The Secretary can limit the number of contractors in a competitive acquisition area to the number needed to meet the demand for services. Where the Secretary determines after an evaluation that there is clear evidence that the project has resulted in a decrease in federal expenditures adversely affecting or impacting access, quality or diversity of product selection, the Secretary may expand the projects. BBA '97 also requires the Secretary to request the Institute of Medicine to conduct a study of laboratory payments to review the adequacy of the current methodology and recommendations regarding alternative payment systems. This report is to be completed within two years. The new law also includes a package of "administrative simplification" provisions for laboratory testing. Under these provisions, by July 1, 1999, regional carriers for not more than five regions must be in place for clinical laboratories, and by January 1, 1999, the Secretary must establish uniform rules in several laboratory policy areas through a negotiated rulemaking process. HCFA has requested Congress to repeal the BBA's requirement concerning regional carriers and, although Congress has not yet acted on that request, HCFA has taken no action to implement the provision; thus, it is unlikely to be implemented by the July 1, 1999 deadline. Further, a negotiating rulemaking committee has met on a number of occasions to propose some changes in laboratory payment and billing policies as mandated by the BBA, but those proposals have not yet been finally agreed to by the committee. Once agreed to by the committee, they must still be issued in the form of a Notice of Proposed Rulemaking by HCFA; thus, it is likely to be some time before any action is expected with regard to the committee's proposals. Finally, effective July 1, 1998, Medicare Part B laboratory services (other than physician services) provided to residents of nursing facilities must be billed directly to the nursing facility, and payment will flow from Medicare to the nursing facility and the nursing facility to the laboratory.

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

                 A substantial CPT revision effective as of April 1, 1998 included numerous new and revised individual and panel test codes affecting several laboratory specialties. The most significant changes again concern panel codes. The 1998 CPT revision replaced the 19 pre-existing multichannel chemistry profile codes with four "clinically relevant" test panels. Effective April 1, 1998, HCFA directed that laboratories could no longer bill Medicare for the multichannel chemistry profiles, but must use the new "clinically relevant" panels exclusively. This change appears to have had an adverse effect on revenues and operating costs of the clinical laboratory industry, including Unilab. Further changes were made in the CPT manual for 1999, including an expansion by one test of one of the "clinically relevant" panels. It is currently unclear what affect, if any, this change will have on Unilab.

                 Additionally, laboratory pricing practices in general have received substantial scrutiny from the Federal government. Under its "LabScam" inquiry, the federal government, through numerous of its agencies, including DOJ, OIG, FBI and HCFA, has investigated the sales and billing practices of many of the country's independent clinical laboratories. A number of these laboratories, including Damon Clinical Labs, Corning Clinical Labs (now Quest Diagnostics), Laboratory Corporation of America Holdings, Physicians Clinical Laboratory, Meris Laboratories and SmithKline Beecham Clinical Laboratories, as well as the Company, have in recent years entered into agreements with the government to settle the government's allegations of wrongdoing, in certain cases for hundreds of millions of dollars. Additionally, the government is pursuing criminal investigations and prosecutions of certain former employees of lab companies in connection with allegedly fraudulent sales and billing practices.

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

Competition

                 The independent clinical laboratory industry in the U.S. and in California is highly fragmented and is characterized by intense competition. According to HCFA, there are in the neighborhood of 4,500 independent clinical laboratories in the U.S., approximately 600 of which the Company believes are located in California. These independent clinical laboratories fall into two separate categories. The first are the smaller, local laboratories that generally offer fewer tests and services and have less capital than the larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients by providing a high level of personal and localized services.

                 The second group, which includes laboratories such as Unilab, consists of the larger regional or national laboratories that provide a broader range of tests and services. In California, Unilab's three largest independent clinical laboratory competitors are SmithKline Beecham Clinical Laboratories, Inc., Bio-Cypher Laboratories, Inc., and Laboratory Corporation of America. The Company believes that it currently has approximately 20% of the California independent clinical laboratory testing market, roughly twice that of its nearest competitor and, the Company believes, approximately quadruple the share of its second and third largest competitors.

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

Employees

                 As of December 31, 1998, Unilab employed approximately 2,600 full- and part-time employees, none of whom were under union contract. The Company believes that its relations with employees are good.

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

(a) Adverse actions by governmental or other third-party payors, including Medicare and Medicaid, including unilateral reduction of fee schedules payable to the Company (such as that proposed in President Clinton's fiscal year 2000 budget).

(b)       The  impact  of  the  Company's  compliance  with  Medicare  and
          Medicaid  administrative  and  legal  policies,   including,
          specifically, but without limitation, the requirements by Medicare carriers that physicians provide diagnosis (ICD-9) codes for certain tests in order for such tests to be deemed "medically necessary" and, therefore, reimbursed; the policy of HCFA to eliminate Medicare reimbursement for tests contained in certain commonly ordered automated multichannel chemistry panels (CPT Series 80002-80019) and the replacement of such panels in 1998 with four clinically relevant test groupings; reimbursement based on demonstrable "medical necessity"; and, in connection with such "medical necessity" issues and compliance-related recommendations made by governmental representatives (including the recommendations made in the OIG Model Compliance Plan for Clinical Laboratories, as amended), the Company's introduction during 1998 of a new requisition form for ordering chemistry tests.

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

(g) Adverse results from any new governmental investigations, or liability from acquired companies that have had governmental investigations, including in particular significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation.

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

Department of Justice Settlement

                 In 1991, the DOJ contacted Unilab concerning an investigation of certain of its sales, marketing, pricing and billing practices. During 1993, Unilab learned that a "qui tam" complaint had been filed approximately two years earlier by a former employee.

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

                 The Settlements did not constitute an admission of wrongdoing with respect to any issue of law or fact arising from the civil action brought on behalf of the United States, that gave rise to the DOJ investigation. The DOJ Settlement addressed the U.S. government's contention that Unilab submitted improper Medicare claims for unnecessary blood tests with respect to five tests (HDL, LDL, TIBC, PBG and serum ferritin) offered in conjunction with basic blood chemistry profiles. The California Settlement addressed the State of California's contention that improper MediCal claims were submitted with respect to the same five tests.

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

                 Unilab historically has made available to its clients test profiles which provide the choice of incorporating as few or as many of these additional tests in the basic blood chemistry profile as its physician-clients feel appropriate for a full diagnostic evaluation. Notwithstanding such policy, the government contended that it was not made sufficiently clear to physician-clients the financial consequences to the Medicare program of their choice in ordering such tests as "add-ons" to the basic blood chemistry profile, thereby resulting in physicians' ordering certain of these tests, and Medicare or MediCal, as the case may be, being billed for such tests, when not medically necessary.

                 The government did not question the quality, reliability or validity of any tests or test results. The tests for HDL cholesterol (High Density Lipoprotein, or "good" cholesterol) and LDL cholesterol (Low Density Lipoprotein, or "bad" cholesterol) are classic established diagnostic measurements used in assessing the risk for cardiovascular disease. TIBC (Total Iron Binding Capacity) and serum ferritin (a test which Unilab offered, when requested by the physician-client, as a reflex when indicated by abnormal results in other panel tests) are useful indicators of iron deficiency or iron overload. PBG (Protein Bound Glucose), used in conjunction with the glucose test, is a test that aids in the diagnosis of diabetes, a disease which affects almost 10% of the general population, and can have severe detrimental effects if not promptly identified and treated. While the Settlements did not require any specific changes to policies or practices with regard to these tests, Unilab nevertheless has re-emphasized to its clients the financial consequences to them and to third party payors of their laboratory test choices.

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

HHS Subpoenas

                 In August 1993, Unilab received a subpoena from HHS in connection with an investigation and internal review relating to the possible submission of false or improper claims under the Medicare and Medicaid programs. The HHS subpoena required production of a broad range of documents, including those relating to Unilab's selling, pricing and billing practices. The HHS subpoena concerned fourteen tests, including the five tests that were the subject of the civil claims Settlements. Unilab completed production of these documents in February 1994. Other independent clinical laboratories received similar requests for production as part of what the Company believes to be the industry-wide LabScam investigation of certain practices in the clinical laboratory industry. In July 1994, Unilab was informed that jurisdiction for this investigation had been transferred to the United States Attorney's Office in Newark, New Jersey. In May 1995, the Company was informed by the DOJ that its criminal investigation concerning the allegations at issue in the 1993 HHS subpoena and in the Settlements had been closed without prosecution.

                 In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a CBC, a diagnostic test which was not included in any prior subpoena or the subject of any of the Settlements. Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The Company has one remaining payment to the U.S. Government of approximately $324,000 (excluding interest) due on September 1, 1999. In addition, in October 1996 the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue. The settlement did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

Item 4.          Submission Of Matters to a Vote of Security Holders

                 No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Executive Officers and Key Management Personnel of the Registrant

                 The following table sets forth certain information as of February 12, 1999 regarding the directors, executive officers and key management personnel of Unilab.

Name                         Age   Position

David C. Weavil..............48   Chairman of the Board, President and
                                  Chief Executive Officer
Haywood Cochrane.............50   Director
Kirby L. Cramer..............62   Director
William J. Gedale............57   Director
Richard A. Michaelson........47   Director
Gabriel Balthazar Thomas.....57   Director
Mark L. Bibi.................40   Executive Vice President, Secretary and
                                  General Counsel
Ian J. Brotchie..............59   Executive Vice President and Division
                                  President, Unilab Northern California
C. Michael Hanbury...........35   Senior Vice President, Chief Scientific
                                  Officer
R. Jeffrey Lanzolatta........46   Executive Vice President and Division
                                  President, Unilab Southern California
Brian D. Urban...............36   Executive Vice President, Chief Financial
                                  Officer and Treasurer
Paul T. Wertlake.............63   Vice President, Chief Medical Officer

                  David C. Weavil has been Chairman, President and Chief Executive Officer of the Company since January 1997. He served as Executive Vice President of Laboratory Corporation of America Holdings ("LabCorp") from the April 1995 merger of Roche Biomedical Laboratories, Inc. ("RBL") and National Health Laboratories, Inc. ("NHL"), which created LabCorp, until December 1996. He was additionally appointed Chief Operating Officer of LabCorp in September 1995. Previously, Mr. Weavil served as Senior Vice President and Chief Operating Officer of RBL from 1989 to April 1995. From 1988 through 1989, Mr. Weavil was Regional Senior Vice President-Mid-Atlantic of RBL. Prior to that, he served as Senior Vice President and Chief Financial Officer of RBL from 1982 to 1988.

                 Haywood Cochrane has been a director of Unilab since May 1997. He has served as President and Chief Executive Officer of Meridian Corporate Healthcare since February 1997. He was Executive Vice President, Chief Financial Officer and Treasurer of LabCorp from April 1995 to November 1996 and a consultant to LabCorp from November 1996 to February 1997. Mr. Cochrane was President, Chief Executive Officer and a Director of Allied Clinical Laboratories, Inc. ("Allied") from its formation in 1989 until its acquisition by NHL in June 1994. Mr. Cochrane serves as a Director of JDN
Realty Corp., Pathology Corporation of America, Sonus Corporation and Meridian Corporate Healthcare.

                 Kirby L. Cramer has been a member of Unilab's Board of Directors since March 1990. Mr. Cramer is the Chairman Emeritus of the Board of Directors of Hazleton Laboratories Corporation, a biological research company. Mr. Cramer served as Chief Executive Officer of Hazleton Laboratories Corp.
from 1968 through 1987, when it was sold to Corning, and as Chairman of the Board of Directors of Hazleton Laboratories Corp. from 1987 through 1991. Mr. Cramer is now a professional director and currently serves as a director of Immunex Corp., Commerce Bancorporation, Landec Corporation, Sonosite, Inc., Northwestern Trust Company, and Ragen MacKenzie Group.

                 William J. Gedale has been a member of Unilab's Board of Directors since September 1997. He is currently President and CEO of Mount Everest Advisors, LLC, an investment counseling and management firm. He was President of Sheer Asset Management from January 1997 to August 1997 and President of Mount Everest Advisors, LLC from July 1996 to July 1997. From June 1995 to June 1996 he was a Managing Director of John W. Bristol. Previously, from 1989 to 1994 he served as President and CEO of General American Investors, a New York Stock Exchange closed-end investment company. He currently serves as a director of Bioreliance Corporation, a biological pre-clinical contract research organization. He previously served as a director of Allied (until its merger with NHL) and of U.S. Home Health Care. He is a director of New York Hospital Departmental Associates and is a trustee of the Neuroscience Research Foundation.

                 Richard A. Michaelson has been a member of Unilab's Board of Directors since September 1997. He has been a principal of Focused Healthcare Partners Ltd., a healthcare investment entity, since January 1, 1998. He was Senior Vice President of Unilab from September 1997 to December 1997, Senior Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from February 1994 to September 1997 and Vice President-Finance, Treasurer and Chief Financial Officer of Unilab from November 1993 to February 1994. Mr. Michaelson also served as Vice President of Unilab beginning in October 1990. Mr. Michaelson joined MetPath (the predecessor to Quest Diagnostics Inc.) in 1980 and served as Vice President of MetPath from 1983 and Treasurer of Corning Lab Services Inc. from 1990 through, in each case, September 1992. From 1977 to 1980, Mr. Michaelson held various financial positions at International Business Machines Corp.

                 Gabriel Balthazar Thomas has been a member of Unilab's Board of Directors since its formation in November 1988. He was a director of Unilab's predecessor entity from December 1986 until November 1988. Mr. Thomas has been a consultant in international marketing and management since 1971 and served as a consultant to Unilabs Holdings S.A., a Swiss corporation and clinical laboratory holding company, from October 1987 to May 1992. Mr. Thomas was President of Unilab from 1989 through January 1992. Mr. Thomas is a director of Decora Industries, Inc.

                 Mark L. Bibi has been Executive Vice President, Secretary and General Counsel of Unilab since May 1998. He served as Vice President, Secretary and General Counsel from June 1993 through April 1998. Mr. Bibi was with the New York City law firm of Schulte Roth & Zabel from May 1989 through June 1993. Prior thereto, he was with the law firm of Sullivan & Cromwell, New York, New York, from August 1985 to April 1989.

                 Ian J. Brotchie has been Executive Vice President and Division President of Unilab Northern California since May 1998. He served as Division President of Unilab Northern California from August 1997 to April 1998. He was Division President of Unilab San Jose from February 1994 to August 1997. He was President of Associated Laboratories, Inc. from November 1991 to September 1995. Mr. Brotchie served as President of Lab Concepts Inc. from February 1990 to November 1991. Prior thereto, Mr. Brotchie served as Business Development Director with SmithKline Bio-Science Laboratories in Dublin, California from January 1989 to February 1990.

                  C. Michael Hanbury, Ph.D., Senior Vice President and Chief Scientific Officer, has been with the Company since April 1998. Prior to joining Unilab, from April 1996 to April 1998, Dr. Hanbury managed Regulatory Affairs for Roche Diagnostics, Inc., an international diagnostic company representing their interests to the US Food and Drug Administration for a variety of molecular diagnostic tests for infectious disease. Prior thereto, Dr. Hanbury served from September 1994 to March 1996 as National Technical Director of an international clinical diagnostic manufacturer and as a clinical chemist for Roche Biomedical Labs from April 1988 to September 1994. Dr. Hanbury is a registered clinical pathologist with over 14 years experience in laboratory services and in vitro diagnostic manufacturing.

                 R. Jeffrey Lanzolatta has been Executive Vice President and Division President of Unilab Southern California since May 1998. He served as
Division President of Unilab Southern California from July 1996 to April 1998. He was Senior Vice President, Sales and Marketing of Unilab Southern California from December 1994 to July 1996. He served as Vice President, Sales and Marketing for Unilab from November 1993 to December 1994. He served as Vice President, Sales and Marketing of MetWest from January 1993 to November 1993. Prior thereto Mr. Lanzolatta served as Regional Vice President and General Manager of MetWest's Southern California operations from July 1990 to December 1992. From April 1990 to June 1990, Mr. Lanzolatta served as Director of Sales and Marketing for MetWest's Northern California operations. Mr. Lanzolatta was Vice President, Business Development of International Clinical Laboratories' Western Operations from July 1985 through January 1989.

                 Brian  D.  Urban  has  been  Executive  Vice  President,  Chief
Financial Officer and Treasurer of Unilab since May 1998. He served as Vice President, Chief Financial Officer and Treasurer from September 1997 to April 1998. He was Vice President and Controller of Unilab from November 1993 to September 1997. Mr. Urban served as Assistant Controller of Unilab from October 1992 to November 1993. He was Manager of External Reporting of MetPath from July 1992 to October 1992. Prior thereto, Mr. Urban was senior audit manager at Price Waterhouse where he worked from November 1986 to July 1992.

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


                                     PART II

Item 5.          Market for the Registrant's Common Equity and Related
                 Stockholder Matters

                 Market information for the Registrant's common stock is contained in Note 14 (Unaudited Quarterly Financial Data) of the Notes to Consolidated Financial Statements at page 30 of the Company's 1998 Annual Report to shareholders, and such information is incorporated herein by reference.

                 The Company's common stock trades on the American Stock Exchange under the symbol "ULB". As of February 12, 1999, there were 40,729,293 shares of Common Stock outstanding held by 2,940 holders of record.

                 The Company has not paid any cash dividends with respect to its common stock and does not expect to do so in the foreseeable future.

Item 6.          Selected Financial Data

                 The selected financial data for each of the five years in the period ended December 31, 1998 is as follows:

(amounts in thousands, except per share data)
----------------------------------------------------------------------------------------------------------
For the Years Ended December 31,               1998          1997           1996         1995         1994
----------------------------------------------------------------------------------------------------------

Revenue                                    $217,370      $214,001       $205,217     $189,042     $151,820
----------------------------------------------------------------------------------------------------------
Legal, acquisition and restructuring
related charges                                ----          ----         70,595        4,400        1,282
----------------------------------------------------------------------------------------------------------
Operating income (loss)                      24,241        14,604       (72,842)        4,539        9,137
----------------------------------------------------------------------------------------------------------
Loss on sale of equity investment/             ----          ----          4,529       36,499         ----
promissory note
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
and extraordinary item                       10,703           536       (89,493)     (40,043)        4,515
----------------------------------------------------------------------------------------------------------
Income tax provision                           ----          ----           ----         ----         ----
----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item      10,703           536       (89,493)     (40,043)        4,515
----------------------------------------------------------------------------------------------------------
Extraordinary item                             ----          ----          3,451        1,732         ----
----------------------------------------------------------------------------------------------------------
Net income (loss)                            10,703           536       (92,944)     (41,775)        4,515
----------------------------------------------------------------------------------------------------------
Preferred stock dividends                       131           138            144          144          144
----------------------------------------------------------------------------------------------------------
Net income (loss) available to
common shareholders                          10,572           398       (93,088)     (41,919)        4,371
----------------------------------------------------------------------------------------------------------
Basic net income (loss) before extraordinary
item per common share                          0.26          0.01         (2.43)       (1.12)         0.12
----------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share       0.26          0.01         (2.53)       (1.17)         0.12
----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding          40,665        39,926         36,831       35,918       34,904
----------------------------------------------------------------------------------------------------------
At December 31,
----------------------------------------------------------------------------------------------------------
Total assets                                142,460       118,700        125,919      196,174      196,407
----------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion      137,170       124,285        126,120       87,207       67,660
----------------------------------------------------------------------------------------------------------
Shareholders' equity (deficit)             (21,367)      (32,283)       (34,688)       56,330       95,334
----------------------------------------------------------------------------------------------------------

Note: The variations in the year-to-year comparisons are due primarily to the acquisition of substantially all of the assets of Meris Laboratories, Inc., effective November 5, 1998, the acquisition of MLN Holding Acquisition Co., effective May 16, 1995 and the acquisition of Premier Laboratory Services, Inc., effective
          January 24, 1994. In addition, see Notes 4, 5 and 7 of the Notes to Consolidated Financial Statements at page __ of the Company's 1998 Annual Report to shareholders for a more detailed discussion of the legal and acquisition related charges, restructuring charges and loss on sale of promissory note recorded in 1996, and such information is incorporated herein by reference. The $4.4 million legal charge recorded in 1995 relates to a settlement and legal fees paid in connection with a lawsuit regarding the company's sales, marketing and distribution of a product designed for use in connection with pap smears. The $36.5 loss on the sale of equity investment recorded in 1995 relates to the sale of a 40% equity investment the Company had in a European laboratory company. The $1.3 million acquisition related charges recorded in 1994 relates to the closure of Unilab patient service centers and related facilities and reduction in the Unilab workforce incurred in connection with the Premier acquisition.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               "Management's Discussion and Analysis" at pages 12 through 15 of the Company's 1998 Annual Report to shareholders is incorporated herein by reference.

Item 8.         Financial Statements and Supplementary Data

                The Company's consolidated financial statements, together with the report thereon of Arthur Andersen LLP ("AA") dated February 12, 1999, appearing on pages 16 through 31 of the Company's 1998 Annual Report to shareholders, are incorporated herein by reference. With the exception of the aforementioned information in this Item 8 and the information incorporated by reference in Items 5, 6 and 7, the 1997 Annual Report to shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

                 Information relating to directors of the Registrant will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1998, and such information is incorporated herein by reference. Certain other information relating to Executive Officers and Key Management Personnel of the Registrant appears at pages 23 to 26 of this Form 10-K Annual Report.

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

                                               Page                Page
(a)(1) Index to Financial Statements:
Incorporated by reference to the 1998
Annual Report to shareholders:

Statements of Operations for the
years ended December 31, 1998,
1997, 1996                                      ---                  16

Balance Sheets at
December 31, 1998 and 1997                      ---                  17

Statements of Shareholders'
Equity (Deficit) for the years ended
December 31, 1998, 1997, 1996                   ---                  18

Statements of Cash Flows for
the years ended December 31,
1998, 1997, 1996                                ---                  20

Notes to Financial Statements                   ---                  21

Report of Independent Public Accountants        ---                  31

(2) Index to Financial Statement Schedule:

Report of Independent Public Accountants
on Financial Statement Schedule                 33                   ---

II - Valuation and Qualifying
Accounts for the years ended
December 31, 1998, 1997 and 1996                34                   ---

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

(b)          Reports on Form 8-K

             The following current Reports on Form 8-K were filed during the fourth quarter of 1998.

             Current Report on Form 8-K, dated October 29, 1998, regarding Items 5 and 7.

             Current Report on Form 8-K, dated November 16, 1998, regarding Items 5 and 7.

             Additionally, the Company filed the following Current Report on Form 8-K during the first quarter of 1999:

             Amendment to Current Report on Form 8-K(A), dated January 18, 1999, regarding Items 2 and 7.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Unilab Corporation has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     3/24/99                    UNILAB CORPORATION



                                      By:       /s/    Brian D. Urban
                                      Name:    Brian D. Urban
                                      Title:   Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Unilab Corporation

We have audited in accordance with generally accepted auditing standards, the balance sheets as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 included in Unilab Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) for the years ended December 31, 1998, 1997 and 1996 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP
Los Angeles, California
February 12, 1999


                                                                Schedule II


                       UNILAB CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)
                                      Balance at       Charged to                       Balance
                                       Beginning        Costs and                       End of
                                       of Period        Expenses        Deductions      Period

FOR THE YEAR ENDED
DECEMBER 31, 1996;
Allowance for doubtful accounts          $ 8,454         $14,180        $(13,296)       $9,338

FOR THE YEAR ENDED
DECEMBER 31, 1997;
Allowance for doubtful accounts          $ 9,338         $15,663        $(15,182)       $9,819

FOR THE YEAR ENDED
DECEMBER 31, 1998;
Allowance for doubtful accounts          $ 9,819         $15,662        $(14,668)      $10,813

                                      Index

Exhibit No.                       Description

 2.1 Asset Purchase Agreement, dated as of September 16, 1998, by and between Unilab Corporation, as Buyer, and Meris Laboratories, Inc. Debtor and Debtor-in-Possession, as Seller (Incorporated by reference to Exhibit 2.1 to the Company's Amendment on Form 8-K(A) dated January 18, 1999).

 2.2 $14 million Convertible Subordinated Note, dated November 5, 1998, payable by Unilab Corporation to Meris Laboratories, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Amendment on Form 8-K(A) dated January 18, 1999).

 2.3 Registration Rights Agreement, dated November 5, 1998, by and between Unilab Corporation and Meris Laboratories, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Amendment on Form
          8-K(A) dated January 18, 1999).

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

10.1 Healthcare Receivables Purchase Agreement dated as of July 31, 1996 between the Company and Daiwa Healthco-2 LLC (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the Quarter ended September 30, 1996, dated November 4, 1996).

10.2 Consulting Agreement, dated as of September 17, 1997, between the Company and Richard A. Michaelson (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.3 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement dated as of April 28, 1997, between the Company and Richard A. Michaelson (Incorporated by reference to Exhibit
          10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.4 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of April 28, 1997, between the Company and Richard A. Michaelson (Incorporated by reference to Exhibit
          10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.5 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of February 27, 1996, between the Company and Richard A. Michaelson (Incorporated by reference to
          Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.6 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of May 1, 1995, between the Company and Richard
          A. Michaelson (Incorporated by Reference to Exhibit 10.19 to the Company's annual Report on form 10-K for the year ended
          December 31, 1997).

10.7 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of January 1, 1995, between the Company and Richard A. Michaelson (Incorporated by Reference to Exhibit
          10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.8 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of February 25, 1994, between the Company and Richard A. Michaelson (Incorporated by Reference to
          Exhibit 10.21 to the company's Annual Report on form 10-K for the year ended December 31, 1997).

10.9 Amendment No. 1, dated as of September 17, 1997, to the Stock Option Agreement, dated as of October 20, 1992, between the Company and Richard A. Michaelson (Incorporated by Reference to
          Exhibit 10.22 to the Company's Annual Report on form 10-K for the year ended December 31, 1997).

10.10 Amendment No. 1, dated as of September 17, 1997, to the Restricted Stock Agreement, dated as of May 1, 1995, between the Company and Richard A. Michaelson (Incorporated by Reference to Exhibit
          10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Employment Agreement, dated as of January 20, 1997 between David C. Weavil and the Company (Incorporated by Reference to
          Exhibit 10.12 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.12 Stock Option Agreement, dated as of January 20, 1997 between David C. Weavil and the Company (Incorporated by Reference to Exhibit
          10.13 to the Company's  Annual  Report on Form 10-K,  dated
          March 21, 1997).

10.13 Promissory Note, dated January 20, 1997, payable by David C. Weavil to the Company (Incorporated by Reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.14 Secured Promissory Note, dated January 20, 1997, payable by David C. Weavil to the Company (Incorporated by Reference to
          Exhibit 10.15 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.15 Letter Agreement, dated January 20, 1997, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.16 Restricted Stock Agreement, dated as of January 20, 1997, between Andrew H. Baker and the Company (Incorporated by Reference to
          Exhibit 10.18 to the Company's Annual Report on Form 10-K dated March 21, 1997).

10.17 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement dated as of October 20, 1992, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.18 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement, dated as of January 1, 1995, between Andrew H. Baker and the Company with respect to options to purchase 120,000 shares of Unilab Common Stock (Incorporated by Reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.19 Amendment No. 1, dated as of January 20, 1997 to Stock Option Agreement, dated as of January 1, 1995, between Andrew H. Baker and the Company with respect to options to purchase 60,000 shares of Unilab Common Stock (Incorporated by Reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.20 Amendment No. 1, dated as of January 20, 1997, to Stock Option Agreement, dated as of February 27, 1996, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.21 Non-Compete Agreement, dated as of January 20, 1997, between Andrew H. Baker and the Company (Incorporated by Reference to
          Exhibit 10.23 to the Company's Annual Report on Form 10-K dated March 21, 1997).

10.22 Consulting Agreement, dated as of January 20, 1997, between the Company and Hartill Ltd. (Incorporated by Reference to Exhibit
          10.24 to the Company's  Annual  Report on Form 10-K,  dated
          March 21, 1997).

10.23 Form of Employee Stock Option Agreement (Incorporated by Reference to Exhibit No. 10.5 to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.24 Form of Key Management Personnel Employment Agreement (Incorporated by Reference to Exhibit No. 10.5 to Amendment No. 1, dated December 23, 1993, to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.25 Settlement Agreement, dated September 13, 1993, by and among the United States Department of Justice, the Office of Inspector General of the United States Department of Health and Human Services; MetPath, a division of Corning Lab Services Inc; MetWest Inc.; the Company; and C. Jack Dowden (Incorporated by Reference to Exhibit No. 99.2 to the Company's Current Report on Form 8-K dated September 13, 1993).

10.26 Settlement Agreement, dated September 22, 1993, by and among the State of California; MetPath, a division of Corning Lab Services, Inc.; MetWest Inc.; the Company and C. Jack Dowden (Incorporated by Reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K dated September 27, 1993).

10.27 Settlement Agreement, dated as of February 17, 1994, by and among the United States Department of Justice; the Office of the Civilian Health and Medical Program of the Uniformed Services; MetPath
          Inc; and the Company (Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated March 30, 1994).

10.28 Settlement Agreement, dated September 19, 1996, among the Company, Corning Inc., the Office of Inspector General of the Department of Health and Human Services, the State of California and certain other governmental entities (Incorporated by Reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996, dated November 4, 1996).

10.29 Participation Agreement, dated as of November 7, 1996, by and between the Company and Donaldson, Lufkin and Jenrette Securities Corporation (Incorporated by Reference to Exhibit 10.33 to Annual Report on Form 10-K, dated March 21, 1997).

13.1      Selected portions of Annual Report to Shareholders

21.1      Subsidiaries of the Company

22.1 Proxy Statement, dated _____ __, 1999, for Annual Meeting of Stockholders held on June 17, 1999.

24.1      Power of Attorney of David C. Weavil

24.2      Power of Attorney of Haywood Cochrane

24.3      Power of Attorney of Kirby L. Cramer

24.4      Power of Attorney of William Gedale

24.5      Power of Attorney of Richard Michaelson

24.6      Power of Attorney of Gabriel B. Thomas

99.1 Press Release, dated February 4, 1999, announcing fourth quarter and full year 1998 earnings results.