Form 10-K/A
period 1998-12-31
UNILAB CORP /DE/
filed 1999-04-28
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-22758

                               UNILAB CORPORATION
             (Exact name of Registrant as specified in its Charter)

      Delaware                                       95-4415490
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

18448 Oxnard Street,  Tarzana, California                91356
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

 Page 1 of 55 pages.

                                TABLE OF CONTENTS

Item                                                                    PAGE

Part I.       1  Business................................................  3

              2  Properties.............................................. 20

              3  Legal Proceedings....................................... 21

              4  Submission of Matters to a Vote
                 of Security Holders..................................... 23

Part II.      5  Market for the Registrant's Common Equity and
                 Related Stockholder Matters............................. 26

              6  Selected Financial Data................................. 27

              7  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................... 28

              8  Financial Statements and Supplementary Data............. 28

              9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..................... 28

Part III.    10  Directors and Executive Officers of the Registrant...... 29

             11  Executive Compensation.................................. 31

             12  Security Ownership of Certain Beneficial Owners
                 and Management and Directors............................ 41

             13  Certain Relationships and Transactions with Related
                 Persons................................................. 45

Part IV.     14  Exhibits, Financial Statements, Financial Statement
                 Schedules and Reports on Form 8-K....................... 46

Signatures       ........................................................ 48

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

                 In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a complete blood count (CBC), a diagnostic test which was not included in any prior subpoena or the subject of any of the settlements entered into by the Company in September 1993 (the "Settlements"). See, "Legal Proceedings--Department of JusticeSettlement". Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The Company has one remaining payment, excluding interest, to the U.S. Government of approximately $324,000 due on September 1, 1999. In addition, in October 1996, the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue.
The settlements did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

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

Name                       Age  Position

David C. Weavil.............48  Chairman of the Board, President and
                                Chief Executive Officer
Haywood Cochrane............50  Director
Kirby L. Cramer.............62  Director
William J. Gedale...........57  Director
Richard A. Michaelson.......47  Director
Gabriel Balthazar Thomas....57  Director
Mark L. Bibi................40  Executive Vice President, Secretary and
                                General Counsel
Ian J. Brotchie.............59  Executive Vice President and Division
                                President, Unilab Northern California
C. Michael Hanbury..........35  Senior Vice President, Chief Scientific Officer
R. Jeffrey Lanzolatta.......46  Executive Vice President and Division
                                President, Unilab Southern California
Brian D. Urban..............36  Executive Vice President, Chief Financial
                                Officer and Treasurer
Paul T. Wertlake............63  Vice President, Chief Medical Officer

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

                 Kirby L. Cramer has been a member of Unilab's Board of Directors since March 1990. Mr.Cramer is the Chairman Emeritus of the Board of Directors of Hazleton Laboratories Corporation, a biological research company. Mr. Cramer served as Chief Executive Officer of Hazleton Laboratories Corp. from 1968 through 1987, when it was sold to Corning, and as Chairman of the Board of Directors of Hazleton Laboratories Corp. from 1987 through 1991.
Mr. Cramer is now a professional director and currently serves as a director of Immunex Corp., Commerce Bancorporation, Landec Corporation, Sonosite, Inc., Northwestern Trust Company, and Ragen MacKenzie Group.

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

Item 6.          Selected Financial Data

                 The selected financial data for each of the five years in the period ended December 31, 1998 is as follows:

(amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,               1998          1997           1996         1995         1994
-----------------------------------------------------------------------------------------------------------

Revenue                                    $217,370      $214,001       $205,217     $189,042     $151,820
-----------------------------------------------------------------------------------------------------------
Legal, acquisition and restructuring
related charges                                ----          ----         70,595        4,400        1,282
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                      24,241        14,604       (72,842)        4,539        9,137
-----------------------------------------------------------------------------------------------------------
Loss on sale of equity investment/             ----          ----          4,529       36,499         ----
promissory note
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
and extraordinary item                       10,703           536       (89,493)     (40,043)        4,515
-----------------------------------------------------------------------------------------------------------
Income tax provision                           ----          ----           ----         ----         ----
-----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item      10,703           536       (89,493)     (40,043)        4,515
-----------------------------------------------------------------------------------------------------------
Extraordinary item                             ----          ----          3,451        1,732         ----
-----------------------------------------------------------------------------------------------------------
Net income (loss)                            10,703           536       (92,944)     (41,775)        4,515
-----------------------------------------------------------------------------------------------------------
Preferred stock dividends                       131           138            144          144          144
-----------------------------------------------------------------------------------------------------------
Net income (loss) available to
common shareholders                          10,572           398       (93,088)     (41,919)        4,371
-----------------------------------------------------------------------------------------------------------
Basic net income (loss) before extraordinary
item per common share                          0.26          0.01         (2.43)       (1.12)         0.12
-----------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share       0.26          0.01         (2.53)       (1.17)         0.12
-----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding          40,665        39,926         36,831       35,918       34,904
-----------------------------------------------------------------------------------------------------------
At December 31,
-----------------------------------------------------------------------------------------------------------
Total assets                                142,460       118,700        125,919      196,174      196,407
-----------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion      137,170       124,285        126,120       87,207       67,660
-----------------------------------------------------------------------------------------------------------
Shareholders' equity (deficit)             (21,367)      (32,283)       (34,688)       56,330       95,334
-----------------------------------------------------------------------------------------------------------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

                 In addition to the other information relating to Executive Officers and Key Management Personnel of the Registrant that appears at pages 23 to 26 of this Form 10-K Annual Report, the following information is provided herein:

                  Listed below are the names and ages of the current directors of the Registrant, the year in which each first became a director and their principal occupations for at least the past five years.

Name and                                 Principal
  Age                                   Occupation

Haywood D. Cochrane, Jr.- 50       Mr.  Cochrane has been a director  since May
                                   1997. He has served as President  and Chief
                                   Executive Officer of Meridian  Corporate
                                   Healthcare  since February  1997. He was
                                   Executive Vice  President,  Chief  Financial
                                   Officer  and  Treasurer  of  Laboratory
                                   Corporation  of America  Holdings,  Inc.
                                   ("LabCorp")  from April 1995 to November
                                   1996 and a consultant  to LabCorp from
                                   November  1996 to February  1997.  Mr.
                                   Cochrane  was  President,  Chief  Executive
                                   Officer and a Director of Allied Clinical
                                   Laboratories, Inc. ("Allied") from its formation in 1989 until its acquisition by National Health Laboratories, Inc.("NHL") in June 1994. Mr. Cochrane serves as a director of JDN Realty Corp, Pathology
                                   Corporation of America, Sonus Corporation and Meridian Corporate Healthcare.

Kirby L. Cramer - 62               Mr.  Cramer has been a member of  Unilab's
                                   Board of  Directors  since March  1990.
                                   Mr.  Cramer is Chairman  Emeritus of the
                                   Board of Directors  of Hazleton Laboratories
                                   Corporation,  a biological research  company.
                                   Mr. Cramer served as Chief Executive Officer
                                   of  Hazleton   Laboratories Corporation from
                                   1968 through 1987 (when it was sold to
                                   Corning  Incorporated) and as Chairman of
                                   the Board of Directors of Hazleton
                                   Laboratories  Corp. from 1987 through 1991.
                                   Mr. Cramer is now a professional director
                                   and currently serves as a director of
                                   Immunex   Corp.,   Commerce Bancorporation,
                                   Landec Corporation, Sonosite,  Inc.,
                                   Northwestern  Trust  Company,  and  Ragen
                                   MacKenzie Group.

William J. Gedale - 57             Mr. Gedale has been a member of Unilab's
                                   Board of Directors  since  September 1997.
                                   He is currently President and CEO of Mount
                                   Everest  Advisors,  LLC, an investment
                                   counseling and management  firm. From
                                   January  1997 to August  1997 he was
                                   President of Sheer Asset Management, an
                                   investment counseling firm. Previously,
                                   from 1989 to 1994 he served as President and CEO of General American Investors, a
                                   New York Stock Exchange closed-end
                                   investment company and as a Managing
                                   Director of John W. Bristol from June 1995 to June 1996. He currently serves as a director of Bioreliance Corporation, a biological pre-clinical contract research organization. He previously served as a director of Allied (until its merger with NHL) and of U.S. Home Health Care. He is a director of New York Hospital Departmental
                                   Associates and is a trustee of the
                                   Neuroscience Research Foundation.

Richard A. Michaelson - 47         Mr. Michaelson has been a member of Unilab's
                                   Board of Directors since September 1997. He has been a Principal of Focused Healthcare
                                   Partners Ltd., a healthcare  investment
                                   entity, since January 1998. He served as Senior Vice President of Unilab from
                                   September  1997 to December  1997,  Senior
                                   Vice President-Finance,  Treasurer  and
                                   Chief Financial  Officer of Unilab from
                                   February 1994 to September 1997, and Vice
                                   President-Finance,  Treasurer and Chief
                                   Financial  Officer of Unilab from
                                   November 1993 to February 1994. Mr.
                                   Michaelson also served as Vice President of Unilab beginning in October 1990. Mr.
                                   Michaelson joined MetPath, Inc., the clinical laboratory subsidiary of Corning
                                   Incorporated that was a predecessor to Quest
                                   Diagnostics Incorporated, in 1980 and served as Vice President of MetPath from 1983 and Treasurer of Corning Lab Services, Inc.
                                   from 1990 through, in each case,
                                   September 1992.

Gabriel Balthazar Thomas - 57      Mr. Thomas has been a member of Unilab's
                                   Board of Directors  since its formation in
                                   November 1988. He was a Director of Unilab's
                                   predecessor  entity from  December  1986
                                   until November 1988. Mr. Thomas has been a consultant in international marketing and management since 1971 and served as a consultant to Unilabs Holdings S.A., a Swiss corporation and clinical laboratory holding company, from October 1987 to May 1992.
                                   Mr.  Thomas was President of Unilab from
                                   1989 through January 1992. Mr. Thomas is a director of Decora Industries, Inc.

David C. Weavil - 48               David C. Weavil has been  Chairman,
                                   President  and Chief  Executive  Officer of
                                   the Company  since January  1997.  He served
                                   as  Executive  Vice  President of LabCorp
                                   from the date of the April 1995 merger of
                                   Roche  Biomedical  Laboratories,  Inc.
                                   ("RBL") and NHL which  created  LabCorp,
                                   through December  1996.  He was additionally
                                   appointed  Chief  Operating  Officer of
                                   LabCorp in September 1995.  Previously,
                                   Mr. Weavil served as Senior Vice President
                                   and Chief  Operating  Officer of RBL
                                   from  1989  to  April  1995.   From  1988
                                   through  1989,  Mr.  Weavil  was  Regional
                                   Senior  Vice President-Mid-Atlantic  of RBL.
                                   Prior to that,  he  served  as  Senior Vice
                                   President  and Chief Financial Officer of
                                   RBL from 1982 through 1988.


         Michael B. Hoffman served as a director of the Company from October 1992 until his resignation for personal reasons on January 22, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

           Based upon a review of Forms 3, 4, and 5 filed with the Commission by the Company's directors and officers in 1998 the Company believes that all such required forms were filed on a timely basis.

Item 11.  Executive Compensation

         The following table sets forth the annual and long-term compensation paid or accrued by Unilab for services rendered in all capacities to Unilab during the years ended December 31, 1998 and 1997, as applicable, of those persons who were, at December 31, 1998, (i) the Chief Executive Officer (Mr. Weavil) and (ii) the two other Named Executive Officers of Unilab (the Division Presidents, Ian Brotchie and R. Jeffrey Lanzolatta) whose total annual salary and bonus for the year ended December 31, 1998 exceeded $100,000 (Messrs. Weavil, Brotchie, and Lanzolatta collectively are referred to herein as the "Named Executive Officers").

                           Summary Compensation Table
                                                                                         Long Term
                                                     Annual Compensation            Compensation Awards

                                                                                     Restricted    Securities
Name and                                                              Other Annual        Stock   Undseryling
Principal Position                Year Salary ($)(3)    Bonus ($)   Compensation ($)   Award($)    Options(#)
------------------                ---- -------------    ---------   ----------------   --------    ----------
David C. Weavil                   1998      $572,137   $425,000(4)    $ 12,000(8)     --             250,000
  Chairman of the Board,          1997      $464,710   $200,000(5)    $139,659(9)     --             250,000
  President and Chief Executive
  Officer of Unilab(1)

Ian Brotchie                      1998      $350,523   $57,500(6)       $11,772(8)    --              50,000
  Executive Vice President,
  President of Northern
  California Division (2)

R. Jeffrey Lanzolatta              1998     $302,113      $125,000(7)   $13,163(8)         --         50,000
  Executive Vice President,
  President of Southern
  California Division (2)

(1) Mr. Weavil has served as Chairman, President and Chief Executive Officer of the Company since January 20, 1997. See "Employment Agreements; Other Arrangements--"Weavil Employment Agreement".

(2) Mr. Brotchie has served as Executive Vice President and President of the Northern California Division of the company since May 1998. Mr. Lanzolatta has served as Executive Vice President and President of the Southern California Division of the Company since May 1998. Prior thereto each served in various other senior capacities within the Company.

(3) Includes (i) amounts equal to 8% of cash compensation paid into a deferred compensation account ($66,000 and $40,000 for Mr. Weavil in 1998 and 1997, respectively, $22,600 for Mr. Brotchie for 1998 and $28,000 for Mr. Lanzolatta for 1998) and (ii) amounts accrued under the Unilab Corporation Executive Retirement Plan ($106,137 and $24,560 for Mr. Weavil for 1998 and 1997 respectively; $102,923 for Mr. Brotchie for 1998 and $49,113 for Mr. Lanzolatta for 1998).

(4) Mr. Weavil was paid a cash bonus of $425,000 for 1998, based on a formula adopted by the Board of Directors tied to pre-established company-wide performance objectives.

(5) Mr. Weavil was paid a bonus of $200,000 in 1997, pursuant to his employment agreement with the Company. Mr. Weavil received payment of $100,000 of the bonus in shares of Unilab Common Stock at the start of his employment with the Company in January 1997. As a result, Mr. Weavil received 228,571 shares in payment of the bonus (calculated on the basis of the January 17, 1997 closing market price of Unilab Common Stock of $0.4375 per share). The remaining $100,000 of the bonus was paid in cash in the second half of 1997.

(6) Mr. Brotchie was paid a cash bonus of $57,500 for 1998, based on a formula tied in part to pre-established company-wide performance objectives and in part to pre-established Divisional performance objectives.

(7) Mr. Lanzolatta was paid a cash bonus of $125,000 for 1998, based on a formula tied in part to pre-established company-wide performance objectives and in part to pre-established Divisional performance objectives.

(8) For Mr. Weavil, represents the benefits from a car allowance. For Mr. Brotchie, represents the benefits from a car allowance, Company matching contributions to the Company's 401(k) Profit Sharing Plan, tax return preparation fees and related tax gross-up payments on such amounts. Mr. Mr. Lanzolatta, represents the benefits of a car allowance, Company matching contributions to the Company's 401(k) profit sharing plan, imputed interest on an interest free loan and related tax gross-up payments on such amounts. See "Employment Agreements".

(9) For Mr. Weavil, represents the benefits from a car allowance, expenses paid by the Company related to Mr. Weavil's relocation to and residence in California, the benefit from the Company providing group term life insurance and related tax gross-up payments on such amounts (such tax gross-up payments being $60,955 in 1997). See "Employment Agreements; Other Arrangements -- Weavil Employment Agreement".

Option Grants

         The following table sets forth the grants of non-qualified stock options during the year ended December 31, 1998, to the Named Executive
Officers:

      Option Grants In Last Fiscal Year


                     No. of Securities  % of Total                         Market
                        Underlying        Options         Exercise        Price of
                          Options       Granted to           or            Date of                     Grant Date
                          Granted      Employees in      Base Price         Grant       Expiration    Present Value
Name                        (#)         Fiscal Year        ($/Sh)          ($/Sh)          Date          ($/Sh)
------                     ----         -----------        ------          ------          ----          ------
David C. Weavil        250,000(1)           26.3%           $1.75           $1.75        1/2008        $1.09(3)

Ian Brotchie            50,000(2)            5.3%         $2.0625         $2.0625        1/2008        $1.28(3)

R. Jeffrey Lanzolatta   50,000(2)            5.3%         $2.0625         $2.0625        1/2008        $1.28(3)

(1) In January 1998, pursuant to the Company's Stock Option and Performance Incentive Plan and the terms of his employment agreement, Mr. Weavil was granted options to purchase 250,000 shares of Unilab Common Stock at an exercise price of $1.75 per share, the closing price per share of Unilab Common Stock as reported on the American Stock Exchange on the date of the grant. Such options vested one-fifth on January 2, 1999, and are to vest, one-fifth on January 2, 2000, one-fifth on January 2, 2001, one-fifth on January 2, 2002 and one-fifth on January 2, 2003.

(2) In January 1998, pursuant to the Company's Stock Option and Performance Incentive Plan, Messrs. Brotchie and Lanzolatta were each granted options to purchase 50,000 shares of Unilab Common Stock at an exercise price of $2.0625 per share, the closing price per share of Unilab Common Stock as reported on the American Stock Exchange on the date of the grant. In each case, 25,000 shares of such options vested on January 28, 1999 and the remaining 25,000 shares are to vest on January 28, 2000.

(3) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was used to estimate the grant date present value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement of its accuracy in valuing options. All option valuation models, including Black-Scholes, require a prediction about the future movement of the stock price. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. The estimated values under the model are based on the following assumptions and variables: (i) the exercise of all options occurs at their expiration dates, (ii) the weighted one-year historic stock price volatility of the Common Stock is approximately 40% and (iii) for purposes of present value calculations, the ten-year, zero coupon Treasury note interest rate at the date of grant (5.79%) was used.

Other Stock Options

            Unilab has from time to time granted non-qualified stock options, some of which were granted not pursuant to any formal plan other than an individual stock option agreement and some of which were issued under the Company's Stock Option and Performance Incentive Plan, to its officers, employees, consultants and directors. As of the Record Date, non-qualified stock options to purchase a total of 6,007,833 shares of Unilab Common Stock (some of which have not yet vested) were outstanding.

            Effective as of January 1, 1996, the Company's stockholders approved and adopted a Stock Option and Performance Incentive Plan, pursuant to which certain of the Company's employees may receive grants of options to purchase shares of Unilab Common Stock, and may receive other grants of Unilab Common Stock in various forms (Restricted Stock, SARs, etc.). Options granted under the Stock Option and Performance Incentive Plan have a ten year term and vest in equal installments over a vesting period determined by the Administrative Committee of the Stock Option and Performance Incentive Plan, which is typically one to five years. The exercise price is the per share price of Unilab Common Stock on the American Stock Exchange (or for grants made prior to the Company's listing on the American Stock Exchange on June 24, 1996, on Nasdaq/NNM) at the close of business on the grant date. Pursuant to this Plan, options to purchase a total of 949,500 shares of Unilab Common Stock were issued to employees of the Company during 1998.

            Effective as of January 1, 1996, the Company's stockholders approved and adopted a Non-Employee Directors Stock Plan, pursuant to which certain of the Company's directors receive annual grants, typically on the first trading day of each year, of options to purchase shares of Unilab Common Stock. Such stock options have a ten year term and vest 50% on the date of grant and 50% on the first anniversary of the date of grant. The exercise price is the per share price of Unilab Common Stock on the American Stock Exchange (or for grants prior to the June 24, 1996 listing date on the American Stock Exchange, on Nasdaq/NNM) at the close of business on the grant date. Pursuant to this program, options to purchase 80,000 shares were issued to non-employee directors in January 1998.

Restricted Stock

            Unilab has, from time to time, granted restricted stock to its employees. Such shares typically contain restrictions on transfer of the granted shares of Unilab Common Stock for a two to five year period, with forfeiture of such shares upon earlier separation from the Company, in the Board's discretion. As of April 5, 1999, 759,499 shares of restricted Unilab Common Stock were outstanding, including 150,000 shares issued to R. Jeffrey Lanzolatta, one of the Named Executive Officers (50,000 shares granted in 1996 and 100,000 shares granted in 1994).

Option Exercises and Fiscal Year-End Values

            The following table reflects the options to purchase Unilab Common Stock that were exercised by the Named Executive Officers during the fiscal year ended December 31, 1998 and lists the number and value of the unexercised options to purchase Unilab Common Stock held by the Named Executive Officers at December 31, 1998.

         Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values

                                                                         Number of
                                                                         Securities
                                                                         Underlying           Value of
                                                                         Unexercised         Unexercised
                                                                         Options at          In-the-Money
                                                                         FY-End (#)           Options at
                                                                                             FY-End ($)
                            Shares Acquired                              Exercisable/        Exercisable/
Name                        on Exercise (#)      Value Realized ($)      Unexercisable       Unexercisable
----------------------------------------------------------------------------------------------------------
David C. Weavil(1)                 --                   --                50,000/450,000(1)      $96,875/543,750
Ian Brotchie(2)                    --                   --               288,750/101,250(2)      $210,000/94,375
R. Jeffrey Lanzolatta(3)           --                   --               148,750/100,250(3)      $210,656/95,031


 (1) Pursuant to Mr. Weavil's employment agreement he received (i) in January 1997 options to purchase 250,000 shares of Unilab Common Stock at an exercise price equal to the $0.4375 per share closing market price of Unilab Common Stock on the last trading day prior to the date of grant, vesting in equal installments over five years, beginning January 1998 and ending January 2002 and (ii) in January 1998 options to purchase 250,000 shares of Unilab Common Stock at an exercise price equal to the $1.75 per share closing market price of Unilab Common Stock on the date of grant, vesting in equal installments over five years, beginning January 1999 and ending January 2003.

(2) Mr. Brotchie has received the following stock options:
           Date of          Exercise            Vested at                       Unvested
            Grant             Price             12/31/98         Value          12/31/98           Value

          1/25/94            $6.1125             100,000      $       0                0        $       0
          1/1/95                4.50              18,750              0            6,250                0
          5/1/95              5.1875              50,000              0                0                0
          4/28/97              0.625              45,000         78,750           45,000           78,750
          4/28/97              0.625              75,000        131,250                0                0
          1/28/98             2.0625                   0              0           50,000           15,625
                                              ----------     ----------           ------           ------
                                                 288,750       $210,000          101,250          $94,375

      Mr. Brotchie also received on January 4, 1999 options to purchase 50,000 shares at an exercise price of $2.3125, vesting one half on January 4, 2000 and one half on January 4, 2001.

(3) Mr. Lanzolatta has received the following stock options:

           Date of          Exercise            Vested at                       Unvested
            Grant             Price             12/31/98         Value         at 12/31/98         Value

          2/25/94             $5.625             $20,000      $       0                0        $       0
          1/1/95                4.50               5,250              0            1,750                0
          2/27/96             2.1875               3,500            656            3,500              656
          4/28/97              0.625              45,000         78,750           45,000           78,750
          4/28/97              0.625              75,000        131,250                0                0
          1/28/98             2.0625                   0              0           50,000           15,625
                                              ----------     ----------           ------           ------
                                                 148,750       $210,656          100,250          $95,031

      Mr. Lanzolatta also received on January 4, 1999 options to purchase 50,000 shares at an exercise price of $2.3125, vesting one half on January 4, 2000 and one half on January 4, 2001.

Executive Retirement Plan

      Effective as of January 1, 1995, the Company's stockholders approved the adoption of the Executive Retirement Plan (the "SERP"). The SERP provides for issuance to certain selected officers and other senior executives of the Company ("Executives") of up to 1,000,000 shares in the aggregate of Unilab Common Stock. Shares of Unilab Common Stock to be issued in connection with the SERP will be made available from treasury or authorized and unissued shares of Unilab Common Stock. An Executive participating in the SERP is entitled to receive an annual allocation of Awards. An Award is a unit of measurement equivalent to a share of Unilab Common Stock. The number of Awards allocated each year will have a fair market value equal to the annual expense of a projected single life annuity commencing at age 65, providing an Executive with a benefit equal to 2% of the Executive's "Final Compensation" multiplied by the number of years of service (not to exceed 25) (the "Target Benefit"). For purposes of determining the annual expense under the SERP, an Executive's "Final Compensation" equals the projected average compensation of the Executive for the 5 consecutive calendar years preceding and including the Executive's attainment of age 65. Initially, based on recommendations from the actuary for the SERP, an Executive's compensation will be projected to increase at the rate of 5 1/2% per year.

      As soon as practicable following the death, disability or retirement of an Executive after attaining age 65 (the "Payment Date"), the Executive (or his Beneficiary, as the case may be) will be issued a certificate or certificates for a number of shares of Common Stock equal to the vested number of Awards in the Account of the Executive. In addition, an Executive shall be entitled to a distribution of his Account upon his termination of employment for Good Reason or without Cause (as defined in the SERP), in each case only after a Change in Control. Any other amounts in an Account, other than Awards, shall be distributed in a single cash lump sum payment.

      During 1998, five of the Company's executives participated in the SERP. David C. Weavil, the Company's Chairman, President and Chief Executive Officer during 1998, received a 1998 contribution to the SERP from the Company equivalent to $106,137. The other two Named Executive Officers, Ian Brotchie, Executive Vice President and President of the Northern California Division and
R. Jeffrey Lanzolatta, Executive Vice President and President of the Southern California Division, received 1998 contributions to the SERP equivalent to $102,923 and $49,113, respectively. The other two participants in the SERP received aggregate 1998 contributions to the SERP equivalent to $94,419. The amount of such Awards was calculated on the date of issuance of the Awards, utilizing the common stock price valuation as of such date. Since the price of Unilab Common Stock increased between the date of issuance and December 31, 1998, the value of the Awards also increased. In light of an increase during 1997 of the Company's Common Stock price, the Board limited the maximum number of Awards to be granted annually to all participants in the SERP to 200,000 Awards in the aggregate.

Employment Agreements; Other Arrangements

                 Weavil  Employment  Agreement.  On January 20, 1997, Unilab and
David C. Weavil entered into an employment agreement (the "Weavil Employment Agreement") pursuant to which he serves as Chairman of the Board, President and Chief Executive Officer of Unilab. The term of the Weavil Employment Agreement initially ended on January 19, 1998, and automatically renewed and will continue to renew for successive one-year periods unless one party thereto gives at least a six month notice of termination before the end of the current term (the "Employment Period"). Mr. Weavil receives an annual base salary of $400,000, subject to upward adjustment at the Board of Directors' discretion. Mr. Weavil received upon execution of the Weavil Employment Agreement a bonus of $100,000, which was paid in shares of Unilab Common Stock. In payment of this bonus, Mr. Weavil received 228,571 shares of Unilab Common Stock, calculated by dividing $100,000 by $0.4375, the closing market price of Unilab Common Stock on January 17, 1997, the last trading day prior to Mr. Weavil's commencement of employment. Mr. Weavil was also eligible to receive, and did receive, an additional 1997 cash bonus of $100,000 when Unilab met certain performance objectives pre-established by the Board of Directors of Unilab. Mr. Weavil received a cash bonus of $425,000 in 1998, based on a pre-established formula tied to Company-wide performance. The Weavil Employment Agreement also provides that Unilab will establish for Mr. Weavil a deferred compensation account to be credited annually with an additional amount equal to 8% of Mr. Weavil's total cash compensation (inclusive of all bonuses) for that year. Mr. Weavil earned $66,000 in deferred compensation during 1998. The Weavil Employment Agreement also provides for Mr. Weavil's participation in the Company's Executive Retirement Plan.
                 Pursuant to the terms of the Weavil Employment  Agreement,  Mr.
Weavil purchased from the Company on January 20, 1997 $500,000 worth of newly issued shares of Unilab Common Stock based on the January 17, 1997 closing market price of $0.4375. Accordingly, Mr. Weavil purchased 1,142,857 shares of Unilab Common Stock at that time. Mr. Weavil was granted demand registration rights with respect to such shares, as well as the 228,571 shares he received in payment of his $100,000 bonus noted in the preceding paragraph. The $500,000 utilized by Mr. Weavil to purchase such shares was borrowed from the Company. The repayment of $250,000 of such borrowed funds was due 180 days after the date of loan (i.e., by July 20, 1997), was unsecured and bore interest at 6%. That note was repaid in full by Mr. Weavil on July 20, 1997. Repayment of the other $250,000 of such funds is due five years after issuance (i.e. by January 20, 2002), is secured by the shares of Unilab Common Stock purchased from the proceeds thereof and bears interest at 6%.

                 Also pursuant to the Weavil Employment Agreement, on January 20, 1997, Mr. Weavil was granted options to purchase 250,000 shares of Unilab Common Stock at an exercise price of $0.4375. the closing market price of Unilab Common Stock on January 17, 1997. Such options vested 20% on January 20, 1998, and 20% on January 20, 1999, and will vest 20% on January 20, 2000, 20% on
January 20, 2001 and 20% on January 20, 2002. Additionally, the Weavil Employment Agreement provided for Mr. Weavil to be granted on January 2, 1998 options to purchase 250,000 shares of Unilab Common Stock at an exercise price equal to the closing market price of Unilab Common Stock on such date. Such options were granted on January 2, 1998 at an exercise price of $1.75 per share. Such options vest in equal installments over five years, beginning on January 2, 1999 and ending on January 2, 2003.

                 In the event that Mr. Weavil's employment is terminated by the Company without Cause (as defined in the Weavil Employment Agreement) and not in association with a Change of Control (as defined in the Weavil Employment Agreement), Mr. Weavil will receive 18 months of continued compensation (salary, bonus and deferred compensation) and continued benefits coverage. Mr. Weavil has agreed not to compete with the Company for 18 months following termination of employment without Cause and not in association with a Change of Control.

                 The Weavil Employment Agreement also provides for certain payments to Mr. Weavil upon his termination or resignation following a Change of Control of Unilab (as defined in the Weavil Employment Agreement). If in association with a Change of Control, Mr. Weavil resigns his employment for Good Reason or his employment is terminated without Cause, then he becomes entitled to receive a lump sum in cash equal to two times Mr. Weavil's annual total compensation (inclusive of cash bonuses and deferred compensation).

                  Brotchie Employment Agreement. On January 25, 1994, Unilab and Ian J. Brotchie entered into an employment agreement (the "Brotchie Employment Agreement") pursuant to which he initially served as President of Unilab's wholly-owned subsidiary, Associated Laboratories, Inc. Mr. Brotchie has been Executive Vice President and President, Northern California Division, since May 1998. The term of the Brotchie Employment Agreement initially ended on January 25, 1996 and automatically renewed and will continue to renew for successive one-year periods, unless one party thereto gives at least a six-month notice of termination before the end of the current term (the "Employment Period"). The Brotchie Employment Agreement initially provided for a base salary of $175,000 per year, which has since been increased to $225,000 per year. Mr. Brotchie is also entitled to an annual bonus of up to 60% of his base salary and incentive compensation, as determined in the sole discretion of the Company's Board of Directors or its designee. Mr. Brotchie received a cash bonus of $57,500 for 1998.

                  In the event that Mr. Brotchie's employment is terminated by the Company without Cause (as defined in the Brotchie Employment Agreement) and not in association with a Change of Control (as defined in the Brotchie Employment Agreement), Mr. Brotchie will receive 24 months of continued compensation (salary and bonus) and continued benefits coverage. Mr. Brotchie has agreed not to compete with the Company for 24 months following termination of employment without Cause and not in association with a Change of Control.

                  The Brotchie Employment Agreement also provides for certain payments to Mr. Brotchie upon his termination or resignation following a Change of Control. If in association with a Change of Control, Mr. Brotchie resigns his employment for Good Reason or is terminated without Cause, then he becomes entitled to receive a lump sum payment equal to two times Mr. Brotchie's annual total compensation (inclusive of cash bonuses).

                  Lanzolatta Employment Agreement. On November 11, 1993, Unilab and R. Jeffrey Lanzolatta entered into an employment agreement (the "Lanzolatta Employment Agreement) pursuant to which he initially served as Vice President, Sales and Marketing. Mr. Lanzolatta has been Executive Vice President and President, Southern California Division, since May 1998.The term of the
Lanzolatta Employment Agreement initially ended on November 11, 1994 and automatically renewed and will continue to renew for successive one-year periods, unless one party thereto gives at least a six-month notice of termination before the end of the current term (the "Employment Period"). The Lanzolatta Employment Agreement initially provided for a base salary of $145,000 per year, which has since been increased to $225,000 per year. Mr. Lanzolatta is also entitled to an annual bonus in an amount determined in the sole discretion of the Company's Board of Directors or its designee. Mr. Lanzolatta received a cash bonus of $125,000 for 1998.

                  In the event that Mr. Lanzolatta's employment is terminated by the Company without Cause (as defined in the Lanzolatta Employment Agreement) and not in association with a Change of Control (as defined in the Lanzolatta
Employment Agreement), Mr. Lanzolatta will receive 12 months of continued compensation (salary and bonus) and continued benefits coverage. Mr. Lanzolatta has agreed not to compete with the Company for 12 months following termination of employment without Cause and not in association with a Change of Control.

                  The Lanzolatta Employment Agreement also provides for certain payments to Mr. Lanzolatta upon his termination or resignation following a Change of Control. If in association with a Change of Control, Mr. Lanzolatta resigns his employment for Good Reason or is terminated without Cause, then he becomes entitled to receive a lump sum payment equal to two times Mr. Lanzolatta's annual total compensation (inclusive of cash bonuses).

Compensation Committee
Report on Executive Compensation

                                   Philosophy

                 The Company has developed an overall compensation program and specific compensation plans which are designed to enhance corporate performance, and thus stockholder value, by aligning the financial interests of executives with those of its stockholders. In pursuit of these overall objectives, the structure and scope of the Company's compensation program are designed to attract key executives to the Company and retain the best possible executive talent; to reinforce and link executive and stockholder interests through equity-based plans; and to provide a compensation package that recognizes individual performance in conjunction with overall corporate performance.


                 Principal Components of Executive Compensation

                 The principal elements of the Company's executive compensation program consist of both annual and long-term programs and include base salary, annual cash and/or stock bonus if performance objectives are achieved, and, at appropriate intervals, long-term incentive compensation in the form of stock option grants and/or awards of restricted stock. Such stock option grants and restricted stock awards are issued to the Company's executives and other employees under the Stock Option and Performance Incentive Plan. The Company also provides medical and other fringe benefits generally available to Company employees and, for certain of its selected senior executives, a deferred compensation plan and the SERP.

                 Base salaries for executives are determined by evaluating the responsibilities of the position held and the experience of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for positions having comparable responsibilities at other companies in the clinical laboratory industry (including certain of the companies included in the index used for the Performance Graph contained herein). In addition to comparing base salary compensation of other companies, consideration is given to the relative overall corporate performance of the Company in relation to its competitors in the industry, with the objective of achieving standards and setting base executive salaries in the Company somewhat above the market rate paid for comparable positions in the clinical laboratory industry. In July 1996 at the request of the Company's Chief Executive Officer at the time, with the backing of the Compensation Committee, the Company's senior executives voluntarily accepted a 10% reduction in base salary in light of the Company's disappointing 1996 financial performance. With one exception (a raise given in connection with a promotion), base salaries of senior executives have been frozen since that time.

                 The Company's executive officers and other key persons may be eligible for an annual cash and/or stock bonus under their individual employment agreements. Individual performance objectives formulated by Company management are recommended by the Chief Executive Officer for approval by the Compensation Committee or the Board and are awarded upon the discretionary recommendation of the CEO. Eligible executives may receive bonus awards based upon certain percentages of base salary at threshold and maximum levels appropriate to the nature of their position in the Company. Whether any bonus is awarded, and, if so, the amount thereof depends upon actual performance against predetermined individual and corporate objectives established by the CEO or the Compensation Committee. Cash bonuses were awarded for 1998 on the basis of a formula tied to company performance and/or divisional performance to each of the Named Executive Officers and certain other senior officers of the Company.

                 Awards of stock options and restricted stock have been made periodically to executive officers and certain other employees of the Company upon consultation with and recommendation of the Chief Executive Officer and approval of the Compensation Committee, which may, under certain circumstances, be submitted for ratification by the Board of Directors. Such options have been granted with an exercise price equal to the market value of Unilab Common Stock on the date of grant. The purpose of these awards has been to provide a meaningful equity interest in the Company to Company employees in a format that is designed to retain and align the financial interests of these employees with those of stockholders. The Board and the Compensation Committee believe that this program has been and will be instrumental in focusing the Company's senior management on building long-term value for stockholders. It has been the practice of the Company to make grants of stock options with a staggered vesting schedule and forfeiture of shares if not exercised within a specified period following separation from the Company's employ. The restricted stock grants similarly contain certain restrictions on vesting and transfer tied to the recipient's continued employment by the Company. These restrictions on stock option awards and restricted stock grants are designed to encourage recipients to remain in the Company's employ in order to recognize the full value of the awards. The term over which these restrictions have applied typically is one to five years in the case of stock options and two to five years in the case of restricted stock. To date, only stock options and restricted stock have been granted under the Stock Option and Performance Incentive Plan; however, the Compensation Committee expects that other forms of equity-based compensation permitted under that plan may also have similar restrictions.

                 In addition, the Company provides health care benefits and profit sharing for senior executives and other key persons on terms generally available to all Company employees. The Compensation Committee believes that such benefits are comparable to those offered by other clinical laboratory companies. The value of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed $50,000 or 10% of the total salary and bonus of any executive officer in the last fiscal year.

                 Since no executive officer of the Company received compensation for purposes of Section 162(m) of the Internal Revenue Code in excess of $1 million during 1998, the Compensation Committee presently anticipates that all compensation paid to executive officers will qualify for deductibility under
Section 162(m), which limits in certain circumstances the deductibility of compensation in excess of $1 million paid to certain executive officers, except for "performance-based compensation" which complies with requirements imposed under Section 162(m).

                     Chief Executive Officer's Compensation

                  For 1998, David C. Weavil, the Chairman, President and Chief Executive Officer of the Company during such period, was paid a base salary of $400,000, as specified in his employment agreement and the same as in 1997. The Compensation Committee considered Mr. Weavil's salary to be appropriate in light of (i) the need to recruit Mr. Weavil in January 1997 with an attractive compensation package, (ii) Mr. Weavil's compensation at his prior employer,
(iii) the compensation of other senior executives in the clinical laboratory industry and (iv) the fact that the base salary was the same as Mr. Weavil's base salary in 1997. Mr. Weavil received a $425,000 cash bonus in March 1999 in consideration for 1998 performance. Mr. Weavil also received deferred compensation equal to 8% of his 1998 cash compensation (valued at $66,000), plus participation in the Company's Executive Retirement Plan (valued at $106,137 in
1998), which brought his annual cash compensation for 1998 to $997,139. Pursuant to his Employment Agreement, Mr. Weavil also received in January 1998 options to purchase 250,000 shares of Unilab Common Stock at an exercise price of $1.75 per share, the then current market price. Pursuant to the terms of the Weavil Employment Agreement, Mr. Weavil purchased from the Company on January 20, 1997 $500,000 worth of newly issued shares of Unilab common stock based on the January 17, 1997 closing market price of $0.4375. Accordingly, Mr. Weavil purchased 1,142,857 shares of Unilab Common Stock at that time. Mr. Weavil was granted demand registration rights with respect to such shares, as well as the 228,571 shares he received in payment of his $100,000 bonus. The $500,000 utilized by Mr. Weavil to purchase such shares was borrowed from the Company. The repayment of $250,000 of such borrowed funds was due 180 days after the date of loan (i.e., by July 20, 1997), was unsecured and bore interest at 6% and was repaid on time. Repayment of the other $250,000 of such funds is due five years after issuance (i.e. by January 20,2002), is secured by the shares of Unilab Common Stock purchased from the proceeds thereof and bears interest at 6%. Such compensation and bonus structure were determined pursuant to Mr. Weavil's Employment Agreement, described above under the caption "Employment Agreements; Other Arrangements -- Weavil Employment Agreement".

                  Under the terms of Mr. Weavil's Employment Agreement, bonus payments for 1998 and beyond are to be determined in the discretion of the Board of Directors or the Compensation Committee. The Committee based Mr. Weavil's 1998 bonus on the Company's ability to meet or exceed certain pre-established financial parameters. Since the Company's performance in 1998 substantially met the parameters previously established by the Board, Mr. Weavil received a bonus of $425,000 in March 1999.

   Compensation of Other Named Executive Officer and Key Management Personnel

                  The Company has also entered into employment agreements with the Company's other Named Executive Officers and other key management personnel. Each agreement provides a base salary plus potential bonus, if certain performance objectives are achieved, and other incentive compensation at the discretion of the Chief Executive Officer (approved by the Compensation Committee, in the case of the Company's other Named Executive Officers).

                  The Compensation Committee believes that significant stock ownership, through grants of stock options, restricted stock, loans to finance the purchase of Common Stock and other forms of equity-based incentive compensation that would be permitted under the Stock Option and Performance Incentive Plan, are a major incentive in aligning the interests of employees, including senior management, and stockholders. The Compensation Committee therefore intends to continue to explore various methods of assuring such commonality of interest in the Company's long-term performance.

                                       Kirby L. Cramer (Chairman)
                                       Gabriel B. Thomas
                                       Members of the Compensation Committee


Item 12. Security Ownership of Certain Beneficial Owners and Management and Directors

Ownership of Management and Directors

         The following table sets forth certain information known to Unilab regarding the beneficial ownership of Unilab Common Stock as of April 5, 1999 by: (i) each of Unilab's directors and Named Executive Officers (see "Executive Compensation" for definition of Named Executive Officer) and (ii) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below on a given date, any security which such person or persons have the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as noted below, each person has full voting and investment power over the shares indicated.


                                           Number of Shares of          Percent of
                                           Unilab Common Stock      Unilab Common Stock
Name and Address of Beneficial Owner       Beneficially Owned       Beneficially Owned(1)



David C. Weavil                              1,495,928(2)                3.6%
Haywood D. Cochrane, Jr.                        70,265(3)                 *
Kirby L. Cramer                              1,075,622(4)                2.6%
William Gedale                                   7,751(5)                 *
Richard A. Michaelson                          745,024(6)                1.8%
Gabriel B. Thomas                              120,934(7)                 *
All Directors and Executive Officers
   Of Unilab as a Group (10 persons)         4,931,924                  11.4%

---------------
* less than 1%


(1) Calculated pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and based on 40,707,673 shares of Unilab Common Stock outstanding as of the April 5, 1999.

(2) Mr. Weavil is Chairman, President and Chief Executive Officer of the Company. Pursuant to the terms of an Employment Agreement dated January 20, 1997 between David C. Weavil and Unilab, Mr. Weavil (a) purchased $500,000 of Common Stock from the Company at the closing market price of the Common Stock on January 17, 1997 ($0.4375), with funds borrowed from the Company (half of which have been paid back to the Company, including accrued 6% interest thereon), resulting in ownership of 1,142,857 shares and (b) received 228,571 shares
      ($100,000 of stock issued at the January 17, 1997 closing price ($0.4375)) as a partial payment of his 1997 bonus. During 1998 and 1997 Mr. Weavil donated 18,000 and 7,500 shares, respectively, to charity. Pursuant to his Employment Agreement, Mr. Weavil has also received options to purchase 250,000 shares at the January 17, 1997 closing price of $0.4375 per share, 100,000 shares of which have vested and are included in this ownership calculation, and options to purchase 250,000 shares at the January 2, 1998 closing price of $1.75, 50,000 of which have vested. See "Employment Agreements;
      Other Arrangements -- Weavil Employment Agreement".

(3) Mr. Cochrane is a director of the Company. Includes a presently exercisable option to purchase 10,000 shares at $0.75 per share, which expires in June 2007, a presently exercisable option to purchase 10,000 shares at $1.75 per share, which expires in
      January 2008 and a presently exercisable option to purchase 5,000 shares at $2.3125 per share, which expires in January 2009. Also includes 953 shares received in pro rata payment of second quarter 1997 director fees, 4,444 shares received in payment of third quarter 1997 director fees, 3,077 shares received in payment of fourth quarter 1997 director fees, 2,857 shares received in payment of first quarter 1998 director fees, 3,721 shares received in payment of second quarter 1998 director fees, 4,324 shares received in payment of third quarter 1998 director fees, 5,161 shares received in payment of fourth quarter 1998 director fees,  4,324 shares  received in payment of first  quarter  1999 director fees and 3,404 shares received in payment of second quarter 1999 director fees. See "Compensation of Directors".

(4) Mr. Cramer is a director of the Company. Includes a presently exercisable option to purchase 10,000 shares at $2.00 per share, which expires in July 2000, a presently exercisable option to purchase 30,000 shares at $6.125 per share, which expires in March 2003, a presently exercisable option to purchase 10,000 shares at $6.00 per share, which expires in November 2003, a presently exercisable option to purchase 20,000 shares at $4.50 per share, which expires in December 2004, a presently exercisable option to purchase 20,000 shares at $2.625 per share, which expires in January 2006, a presently exercisable option to purchase 20,000 shares at $0.50 per share, which expires in January 2007, a presently exercisable option to purchase 20,000 shares at $1.75 per share, which expires in January 2008 and a presently exercisable option to purchase 10,000 shares at $2.3125 per share, which expires in January 2009. Also includes 6,667 shares received in payment of fourth quarter 1996 director fees, 10,000 shares received in payment of first quarter 1997 director fees, 8,000 shares received in payment of second quarter 1997 director fees, 4,444 shares received in payment of third quarter 1997 director fees, 3,077 shares received in payment of fourth quarter 1997 director fees, 3,721 shares received in payment of second quarter 1998 director fees, 4,324 shares received in payment of third quarter 1998 director fees, 5,161 shares received in payment of fourth quarter 1998 director fees, 4,324 shares received in payment of first quarter 1999 director fees and 3,404 shares received in payment of second quarter 1999 director fees. Mr. Cramer purchased 500,000 shares of Common Stock from the Company on April 4, 1997 at a per share purchase price equal to the closing market price on such date of $0.5625. Such shares were purchased pursuant to the Directors Stock Purchase Plan.
      See "Compensation of Directors".

(5) Mr. Gedale is a director of the Company. Includes a presently exercisable option to purchase 10,000 shares at $1.6875 per share, which expires in September 2007, a presently exercisable option to purchase 10,000 shares at $1.75 per share, which expires in January 2008, and a presently exercisable option to purchase 5,000 shares at $2.3125 per share, which expires in January 2009. Also includes 3,721 shares received in payment of second quarter 1998 director fees. Mr. Gedale received 4,324 shares received in payment of third quarter 1998 director fees, 5,161 shares received in payment of fourth quarter 1998 director fees, 4,324 shares received in payment of first quarter 1999 director fees and 3,404 shares received in payment of second quarter 1999 director fees. He sold 5,161 shares on December 14, 1998 in open market sales transactions at a sales price of $2.0625 per share, 4,000 shares on October 12, 1998 in open market sales transactions at a sales price of $1.8125 per share, 2,162 shares on July 9, 1998 in open market sales transactions at a sales price of $2.50 per share, 1,160 shares on April 20, 1998 in open market sales transactions at a sales price of $2.6875 per share and 4,324 shares on January 4, 1999 in open market sales transactions at a sales price of $2.3125 per share. See "Compensation of Directors".

(6) Mr. Michaelson is a director of and consultant to the Company (see "Certain Relationships and Transactions with Related Parties"). He served as Senior Vice President of the Company until December 31, 1997. Includes a presently exercisable option to purchase 50,000 shares at $5.625 per share, which expires in February 2004, a presently exercisable option to purchase 35,000 shares at $4.50 per share, which expires in January 2005, a presently exercisable option to purchase 150,000 shares at $5.1875 per share, which expires in May 2005, a presently exercisable option to purchase 35,000 shares at $2.1875 per share, which expires in February 2006, a presently exercisable option to purchase 200,000 shares at $0.625 per share which expires in April 2007, a presently exercisable option to purchase 10,000 shares at $1.75 per share, which expires in January 2008 and a presently exercisable option to purchase 5,000 shares at $2.3125 per share, which expires in January 2009. Also includes 29,090 shares received in partial payment of salary for the months of August and September 1996. Additionally, includes 3,721 shares received in payment of second quarter 1998 director fees, 4,324 shares received in payment of third quarter
      1998 director fees, 5,161 shares received in payment of fourth quarter 1998 director fees, 4,324 shares received in payment of first quarter 1999 director fees and 3,404 shares received in payment of second quarter 1999 director fees. See "Compensation of Directors" and "Certain Relationships and Transactions with Related Persons".

(7) Mr. Thomas is a director of the Company. Includes a presently exercisable option to purchase 10,000 shares at $6.00 per share, which expires in November 2003, a presently exercisable option to purchase 20,000 shares at $4.50 per share, which expires in
      December 2004, a presently exercisable option to purchase 20,000 shares at $2.625 per share, which expires in January 2006, a presently exercisable option to purchase 20,000 shares at $0.50 per share, which expires in January 2007, a presently exercisable option to purchase 20,000 shares at $1.75 per share, which expires in January 2008 and a presently exercisable option to purchase 10,000 shares at $2.3125 per share, which expires in January 2009. Also includes 3,721 shares received in payment of second quarter 1998 director fees, 4,324 shares received in payment of third quarter 1998 director fees, 5,161 shares received in payment of fourth quarter 1998 director fees, 4,324 shares received in payment of first quarter 1999 director fees and 3,404 shares received in payment of second quarter 1999 director fees. See "Compensation of Directors".

Ownership of Certain Beneficial Owners

           The following table sets forth certain information, to the knowledge of Unilab, regarding the beneficial ownership of Unilab Common Stock as of April 5, 1999 by all stockholders known by Unilab (based on public filings with the Commission, except as otherwise noted) to be the beneficial owners of more than 5% of the outstanding shares of Unilab Common Stock. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as noted below, each person has full voting and investment power over the shares indicated.

                                               Number            Percent of
                                            of Shares of         Common Stock
Name and Address of                        Common Stock          Beneficially
Beneficial Owner                        Beneficially Owned         Owned(1)

Rockefeller & Co., Inc.                     3,550,514(2)             8.7%
30 Rockefeller Plaza
New York, NY  10112

Andrew H. Baker                             2,716,228(3)             6.7%
c/o Focused Healthcare Partners, Ltd.
401 Hackensack Avenue
Hackensack, NJ  07601
--------------------

(1) Calculated pursuant to Rule 13d-3 promulgated under the Exchange Act and based on 40,707,673 shares of Unilab Common Stock outstanding as of April 5, 1999.

(2) As reported in Schedule 13G, Amendment No. 3 filed with the Commission on February 12, 1999

(3) Mr. Baker is the former Chairman, President and Chief Executive Officer of the Company. Represents 2,176,238 shares directly or indirectly owned by Mr. Baker (of which 18,069 shares are directly owned by Mr. Baker's spouse) and beneficial ownership of 540,000 shares issuable upon exercise of fully vested and presently exercisable options to purchase Unilab Common Stock. Based on Company records, a Form 4 filed by Mr. Baker on January 30, 1997 and a Schedule 13D filed by Mr. Baker on April 16, 1997.

Item 13.         Certain Relationships and Transactions with Related Persons

Indebtedness of Management

      In connection with the hiring of David Weavil as the Company's Chairman, President and Chief Executive Officer in January 1997, the Company loaned Mr. Weavil $500,000, which Mr. Weavil used to acquire 1,142,857 newly issued shares of Unilab Common Stock, valued at the January 17, 1997 closing market price of $0.4375. $250,000 of such amount due was unsecured and bore interest at 6% and was repaid on schedule on July 20, 1997. Repayment of the other $250,000 is due on January 20, 2002, is secured by the shares of Unilab Common Stock purchased with the proceeds thereof and bears interest at 6%.

      R. Jeffrey Lanzolatta, one of the Named Executive Officers, is party to a secured demand promissory note dated December 17, 1996, in the amount of $50,000, reflecting the Company's advance to Mr. Lanzolatta of $50,000 against future bonus payments. Under the promissory note, interest will be paid at the prime rate of Citibank, N.A. if the principal sum is not paid when due. These amounts are secured by 150,000 shares of restricted Unilab common stock owned by Mr. Lanzolatta.

Transactions with Related Persons

           The Company retains one of its directors, Richard A. Michaelson, as a consultant to assist in structuring and negotiating significant corporate transactions, such as acquisitions. Mr. Michaelson was paid $60,000 in 1998 under the terms of his consulting agreement.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Financial Statement Schedules
          and Reports on Form 8-K
                                                           Reference
                                              ---------------------------------
                                                Form 10-K     Annual Report to
                                              Annual Report     Shareholders

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

Dated:    4/27/99                       UNILAB CORPORATION



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

10.29 Participation Agreement, dated as of November 7, 1996, by and between the Company and Donaldson, Lufkin and Jenrette Securities Corporation Incorporated by Reference to Exhibit 10.33 to Annual Report on Form 10-K, dated March 21, 1997).

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