Form 10-Q
period 1999-03-31
UNILAB CORP /DE/
filed 1999-05-05
CIK 899714

[ARTICLE] 5
[CIK] 0000899714
[NAME] UNILAB CORPORATION
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               MAR-31-1999
[CASH]                                          27,470
[SECURITIES]                                         0
[RECEIVABLES]                                   54,514
[ALLOWANCES]                                  (11,043)
[INVENTORY]                                      3,232
[CURRENT-ASSETS]                                75,748
[PP&E]                                          43,329
[DEPRECIATION]                                (32,054)
[TOTAL-ASSETS]                                 151,255
[CURRENT-LIABILITIES]                           25,404
[BONDS]                                        119,367
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          4
[COMMON]                                           407
[OTHER-SE]                                    (14,783)
[TOTAL-LIABILITY-AND-EQUITY]                   151,255
[SALES]                                         63,559
[TOTAL-REVENUES]                                63,559
[CGS]                                                0
[TOTAL-COSTS]                                   38,126
[OTHER-EXPENSES]                                11,209
[LOSS-PROVISION]                                 4,572
[INTEREST-EXPENSE]                               3,486
[INCOME-PRETAX]                                  6,166
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                              6,166
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     6,166
[EPS-PRIMARY]                                     0.15
[EPS-DILUTED]                                     0.14