Form 10-Q/A
period 1999-03-31
UNILAB CORP /DE/
filed 1999-05-07
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                  818)996-7300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                    No


As of April 23, 1999, 40,819,653 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 11 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended March 31, 1999


                                      INDEX

                                                                       Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - March 31, 1999                     3
                      and December 31, 1998.

                      Statements of Operations -
                      Three-month periods ended March 31, 1999
                      and March 31, 1998.                                 4

                      Statements of Cash Flows -
                      Three-month periods ended March 31, 1999
                      and March 31, 1998.                                 5

                      Notes to Financial Statements.                      6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                          8

Part II     -     OTHER INFORMATION:

         Item 6.      Exhibits and Reports on Form 8-K                   10

                      Signatures                                         11


                               UNILAB CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                  (amounts in thousands, except per share data)

                                                              March 31,    December 31,
                                                                1999         1998
Assets                                                      (Unaudited)
Current Assets:
Cash and cash equivalents                                  $27,470         $20,137
Accounts receivable, net                                    43,471          41,326
Inventory of supplies                                        3,232           3,055
Prepaid expenses and other current assets                    1,575           1,045
-------------------------------------------------------------------------------------------
Total current assets                                        75,748          65,563
Property and Equipment, net                                 11,274          11,277
Goodwill, net                                               56,447          56,949
Other Intangible Assets, net                                 2,221           2,370
Other Assets                                                 5,565           6,301
-------------------------------------------------------------------------------------------
                                                          $151,255         $142,460
-------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt                           $1,176          $1,206
Accounts payable and accrued liabilities                    16,466          14,533
Accrued payroll and benefits                                 7,762           6,892
-------------------------------------------------------------------------------------------
Total current liabilities                                   25,404          22,631
-------------------------------------------------------------------------------------------
Long-Term Debt, net of current portion                     136,882         137,170
Other Liabilities                                            4,163           4,026
Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 364 at March 31
   and December 31                                               4               4

Common stock, $.01 par value
   Issued and Outstanding - 40,728 at March 31
   and 40,708 at December 31                                   407             407

Additional paid-in capital                                 228,435         228,395

Accumulated deficit                                      (244,040)       (250,173)
-------------------------------------------------------------------------------------------
Total shareholders' deficit                               (15,194)        (21,367)
-------------------------------------------------------------------------------------------
                                                         $151,255         $142,460
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of  these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                      1999           1998
Revenue                                              $63,559          $54,530
-----------------------------------------------------------------------------

Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                       18,455           16,823
   Supplies                                            8,827            7,613
   Other operating expenses                           15,416           13,129
-----------------------------------------------------------------------------
                                                      42,698           37,565

Amortization and depreciation                          1,897            1,985
Selling, general and administrative expenses           9,312            8,534
-----------------------------------------------------------------------------

     Total Operating Expenses                         53,907           48,084
-----------------------------------------------------------------------------

Operating Income                                       9,652            6,446

Third party interest, net                            (3,486)          (3,374)
-----------------------------------------------------------------------------

Income Before Income Taxes                             6,166            3,072

Tax Provision                                              -                -
-----------------------------------------------------------------------------

Net Income                                            $6,166           $3,072
-----------------------------------------------------------------------------

Preferred Stock Dividends                                $33              $33

Net Income Available to Common Shareholders           $6,133           $3,039

Earnings Per Share:
Basic                                                  $0.15            $0.07
Diluted                                                $0.14           $0.07
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (amounts in thousands)
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                                     1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $6,166           $3,072
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                                       1,897            1,985
   Provision for doubtful accounts                                     4,572            3,907
Net changes in assets and liabilities affecting operations:
   Increase in Accounts receivable                                   (6,717)          (5,391)
   (Increase) decrease in Inventory of supplies                        (177)               52
   Increase in Prepaid expenses and other current assets               (530)            (169)
   Decrease in Other assets                                              579                5
   Increase in Accounts payable and accrued liabilities                1,850           1,863
   Increase in Accrued payroll and benefits                            1,092           1,249
   Other                                                                  38              83
---------------------------------------------------------------------------------------------
   Net cash provided by operating activities                           8,770            6,656
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                                        (318)            (429)
   Other                                                                (33)             (33)
---------------------------------------------------------------------------------------------
   Net cash used by financing activities                               (351)            (462)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (1,086)            (631)
   Payments for acquisitions, net of cash acquired                     -                (309)
---------------------------------------------------------------------------------------------
   Net cash used by investing activities                             (1,086)            (940)
---------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              7,333            5,254

CASH AND CASH EQUIVALENTS - Beginning of Period                       20,137           11,652
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                            $27,470          $16,906
---------------------------------------------------------------------------------------------

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

       The accompanying interim financial statements and related notes should be read in conjunction with the financial statements of Unilab Corporation ("Unilab" or the "Company") and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

2.     Net Income Per Share

       Basic earnings per common share has been computed by dividing the net income less preferred dividends by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was
       40.7 million and 40.6 million for the three months ended March 31, 1999 and 1998, respectively.

       Diluted earnings per share includes the effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued plus a reduction of interest expense assuming conversion of the convertible debt. For the three months ended March 31, 1998, the weighted average number of dilutive stock options were 1.5 million, which would have had no effect on the basic earnings per share calculation. For the three months ended March 31, 1999, the weighted average number of dilutive stock options were 1.7 million and the incremental shares from the assumed conversion of the $14.0 million subordinated convertible note were 4.7 million, which reduced the earnings per share calculation by $0.01. The assumed conversion of the convertible preferred stock is excluded from the calculation since its effect would be immaterial.

3.     Acquisition

       On September 16, 1998, the Company and Meris Laboratories, Inc. ("Meris") signed an asset purchase agreement whereby Unilab acquired substantially all of the assets of Meris. The agreement was approved on October 28, 1998 by the United States Bankruptcy Court in Los Angeles, California and Unilab took possession of the acquired net assets on November 5, 1998. The purchase price consisted of the issuance of a $14.0 million convertible subordinated note, $2.5 million in cash payable in seventy-two equal monthly installments and the assumption of net assets of $3.5 million, consisting primarily of accounts receivable. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of Meris since November 5, 1998.

       The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring Meris and the fair value of the net assets acquired of approximately $14.9 million was treated as goodwill for accounting purposes. In connection with the integration of the acquired Meris operations with those of Unilab, the Company recorded liabilities of $1.4 million, primarily related to severance (for the reduction in headcount of approximately 230 employees) and other employee related liabilities. At March 31, 1999, approximately $0.3 million of liabilities, expected to be paid in the next three months of 1999, were outstanding.

       On April 5, 1999, the Company and Physicians Clinical Laboratory, Inc. (doing business as Bio-Cypher Laboratories) ("BCL") signed an asset purchase agreement whereby Unilab will acquire substantially all of the assets of BCL. The purchase price consists of a $25.0 million convertible note, the issuance of 1.0 million shares of Unilab common stock and approximately $8.0 million of cash. In addition, Unilab will acquire $12.0 million of assets, the majority of which are trade accounts receivable, and assume liabilities of approximately $4.0 million. Completion of the transaction is conditioned upon the receipt of Hart-Scott-Rodino approval and other customary closing conditions.

       The acquisition will be accounted for under the purchase method of accounting and the statements of operations will include the results of BCL from the completion of the transaction (expected to be around May 15, 1999). The purchase price will be allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring BCL and the fair value of the net assets acquired, estimated to approximate $30-$32 million, will be treated as goodwill for accounting purposes.

4.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                Three months ended March 31,
                                                  1999              1998
       Cash paid during the period for:
           Interest, net                      ($59)              $123
           Income taxes                        -                    2





Item 2.

               Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                              Results of Operations

                      Quarter Ended March 31, 1999 Compared with
                          Quarter Ended March 31, 1998

     Revenue increased to $63.6 million for the three months ended March 31, 1999 ("first quarter 1999") from $54.5 million for the three months ended March 31, 1998 ("first quarter 1998"), representing an increase of $9.0 million or 16.6%. Approximately $6.1 million of the increase was attributable to revenue generated from the acquisition of Meris, which was effective as of November 5, 1998. Exclusive of the acquired Meris business, revenue increased $2.9 million, primarily the result of increases in reimbursement levels of $1.5 million and additional specimen volume generating $1.4 million.

     The Company experienced a 2.7% increase, exclusive of the acquired Meris business, in the average reimbursement received for each specimen processed during the first quarter 1999 versus the comparable prior year period. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other reasonably priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted diseases. Exclusive of the acquired Meris business, the Company experienced a 2.6% increase in the number of specimens processed during the first quarter 1999 versus the first quarter 1998. The increase was due to core volume growth.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $11.5 million for the first quarter 1999, an increase of 37% compared to the $8.4 million EBITDA for the first quarter 1998.

     Salaries, wages and benefits increased to $18.5 million for the first quarter 1999 from $16.8 million for the first quarter 1998. As a percentage of revenue, salaries, wages and benefits decreased to 29.0% in the first quarter 1999 from 30.9% in the first quarter 1998. The decrease primarily reflects the economies of scale associated with processing a significantly higher specimen volume (11.8% volume increase including the effect of the Meris acquisition) without the same corresponding increase in headcount.

     Supplies expense increased to $8.8 million for the first quarter 1999 from $7.6 million for the first quarter 1998. As a percentage of revenue, supplies expense were consistent at approximately 14.0%. In addition, other operating expenses increased to $15.4 million for the first quarter 1999 from $13.1 million for the first quarter 1998. As a percentage of revenue, other operating expenses were consistent at approximately 24.2%.

     Amortization and depreciation expense decreased to $1.9 million for the first quarter 1999 from $2.0 million from the first quarter 1998 primarily due to the expiration of certain non-compete agreements and laboratory computer equipment becoming fully depreciated in early 1998.

     Selling, general and administrative expenses increased to $9.3 million for the first quarter 1999 from $8.5 million for the first quarter 1998. As a percentage of revenue, selling, general and administrative expenses decreased to 14.7% in the first quarter 1999 from 15.7% in the first quarter 1998. Such decrease continues the trend realized by the Company throughout 1998 and 1997 and also reflects the economies of scale and efficiencies gained from the Meris acquisition.

     Third party interest expense, net increased to $3.5 million for the first quarter 1999 from $3.4 million for the first quarter 1998 primarily due to the additional interest expense incurred on the $14.0 million convertible subordinated note issued in connection with the Meris acquisition.

Year 2000 Update

     As stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company expected to have modifications to all major systems completed by the end of the first quarter 1999. All modifications to laboratory and accounting systems in order for such systems to recognize and perform date calculations in the year 2000 have been completed. Modifications to billing systems are primarily complete, with some minor adjustments, expected to be completed by the middle of June, needed to make such billing systems fully compliant.

Liquidity and Capital Resources

     Net cash provided by operating activities was $8.8 million for the first quarter 1999 and reflects an improvement of $2.1 million over the first quarter 1998 when net cash provided by operating activities was $6.7 million. The improvement in 1999 was primarily due to an improvement in the Company's operating performance.

     Net cash used by financing activities was $0.4 million for the first quarter 1999, resulting primarily from scheduled principal repayments under capital lease obligations.

     Net cash used by investing activities was $1.1 million for the first quarter 1999, resulting from fixed asset additions.

     The Company had $27.5 million of cash and cash equivalents at March 31, 1999. On April 1, 1999, $6.6 million for interest on $120.0 million of senior notes was due, and such amount was paid from the $27.5 million of cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at March 31, 1999 and the cash flow expected from operations will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease and debt obligations for the foreseeable future.


                           PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

(A)             Exhibits

                Exhibit 99.1 - Press Release, dated May 4, 1999, announcing first quarter earnings results.

(B)             Reports on Form 8-K

                Amendment to Current Report on form 8-K(A), dated January 18, 1999 with respect to Items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNILAB CORPORATION


                                         By:  /s/ Brian D. Urban
Date:  May 5, 1999                       Brian D. Urban
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer