Form 10-Q
period 1999-06-30
UNILAB CORP /DE/
filed 1999-07-28
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes   X                                        No


As of July 23, 1999, 41,897,736 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 14 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended June 30, 1999


                                      INDEX
                                                                      Page

Part I      -     FINANCIAL INFORMATION:

    Item 1.     Financial Statements

                Balance Sheets - June 30, 1999                        3
                and December 31, 1998.

                Statements of Operations -
                Three and six month periods ended
                June 30, 1999 and June 30, 1998.                      4

                Statements of Cash Flows -
                Six month periods ended June 30, 1999
                and June 30, 1998.             5

                Notes to Financial Statements. 6

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                            9

Part II     -     OTHER INFORMATION:

    Item 6.     Exhibits and Reports on Form 8-K                     13

                Signatures                                           14


                               UNILAB CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                  (amounts in thousands, except per share data)

                                                         June 30,      December 31,
                                                           1999            1998
Assets                                                  (Unaudited)
---------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                 $21,199          $20,137
Accounts receivable, net                                   54,376           41,326
Inventory of supplies                                       3,787            3,055
Prepaid expenses and other current assets                   2,012            1,045
-------------------------------------------------------------------------------------------
Total current assets                                       81,374           65,563
Property and Equipment, net                                12,449           11,277
Goodwill, net                                              89,552           56,949
Other Intangible Assets, net                                2,072            2,370
Other Assets                                                5,276            6,301
-------------------------------------------------------------------------------------------
                                                         $190,723         $142,460
-------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt                          $1,038           $1,206
Accounts payable and accrued liabilities                   20,935           14,533
Accrued payroll and benefits                                7,684            6,892
-------------------------------------------------------------------------------------------
Total current liabilities                                  29,657           22,631
-------------------------------------------------------------------------------------------
Long-Term Debt, net of current portion                    161,767          137,170
Other Liabilities                                           5,222            4,026

Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 364 at June 30
   and December 31                                              4                4

Common stock, $.01 par value
   Issued and Outstanding - 41,898 at June 30
   and 40,708 at December 31                                  419              407

Additional paid-in capital                                231,834          228,395

Accumulated deficit                                      (238,180)        (250,173)
-----------------------------------------------------------------------------------
Total shareholders' deficit                                (5,923)         (21,367)
-----------------------------------------------------------------------------------
                                                         $190,723         $142,460
-----------------------------------------------------------------------------------

The accompanying notes are an  integral part of these financial statements.


                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                      1999            1998              1999             1998

Revenue                                                $73,727        $54,356            $137,286       $108,886
----------------------------------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                         21,831         16,567              40,286         33,390
   Supplies                                             10,519          7,492              19,346         15,105
   Other operating expenses                             18,983         13,200              34,399         26,329
                                                        --------------------------------------------------------
                                                        51,333         37,259              94,031         74,824

Legal charge                                               600              -                 600              -
Amortization and depreciation                            2,230          1,941               4,127          3,926
Selling, general and administrative expenses             9,891          8,324              19,203         16,858
----------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                           64,054         47,524             117,961         95,608
----------------------------------------------------------------------------------------------------------------

Operating Income                                         9,673          6,832              19,325         13,278
Third party interest, net                               (3,780)        (3,386)             (7,266)        (6,760)
-----------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                               5,893          3,446              12,059          6,518

Tax Provision                                                -              -                   -              -
----------------------------------------------------------------------------------------------------------------

Net Income                                              $5,893         $3,446             $12,059         $6,518
----------------------------------------------------------------------------------------------------------------

Preferred Stock Dividends                                  $33            $33                 $66            $66

Net Income Available to Common
Shareholders                                            $5,860         $3,413             $11,993         $6,452

Earnings Per Share:
Basic                                                    $0.14          $0.08               $0.29          $0.15
Diluted                                                  $0.13          $0.08               $0.26          $0.15
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (amounts in thousands)
                                   (Unaudited)
                                                                        Six months ended June 30,
                                                                          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $12,059           $6,518
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                                            4,127            3,926
   Provision for doubtful accounts                                          9,851            7,835
Net changes in assets and liabilities affecting
operations, net of acquisitions:
   Increase in Accounts receivable                                       (14,210)         (10,797)
   (Increase) Decrease in Inventory of supplies                             (195)               38
   Increase in Prepaid expenses and other current assets                    (967)            (533)
   (Increase) Decrease in Other assets                                        712            (146)
   Increase (Decrease) in Accounts payable and accrued liabilities          2,573         (3,235)
   Decrease in Accrued payroll and benefits                                 (754)           (178)
   Other                                                                       87             181
--------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                               13,283            3,609
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                                             (571)            (867)
   Proceeds from exercise of stock options                                   126                7
   Other                                                                     (66)             (66)
--------------------------------------------------------------------------------------------------
   Net cash used by financing activities                                    (511)            (926)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (3,106)          (1,174)
   Payments for acquisitions, net of cash acquired                        (8,604)            (465)
--------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                 (11,710)          (1,639)
--------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   1,062            1,044

CASH AND CASH EQUIVALENTS - Beginning of Period                            20,137           11,652
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                                 $21,199          $12,696
--------------------------------------------------------------------------------------------------

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

2.     Net Income Per Share

       Basic earnings per common share has been computed by dividing the net income less preferred dividends by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was
       41.4 million and 40.6 million for the three months ended June 30, 1999 and 1998, respectively and 41.1 million and 40.6 million for the six months ended June 30, 1999 and 1998, respectively.

       Diluted earnings per share includes the effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued plus a reduction of interest expense assuming conversion of the convertible debt. For the three and six month periods ended June 30, 1998, the weighted average number of dilutive stock options were 1.7 million and 1.6 million respectively, which would have had no effect on the basic earnings per share calculation. For the three and six month periods ended June 30, 1999, the weighted average number of dilutive stock options were 2.5 million and 2.2 million, respectively, and both periods include the incremental shares from the assumed conversion of the $14.0 million subordinated convertible note of 4.7 million, which reduced the earnings per share calculation by $0.01 and $0.03, respectively.

3.     Acquisitions

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

       The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring Meris and the fair value of the net assets acquired of approximately $14.9 million was treated as goodwill for accounting purposes. In connection with the integration of the acquired Meris operations with those of Unilab, the Company recorded liabilities of $1.4 million, primarily related to severance (for the reduction in headcount of approximately 230 employees) and other employee related liabilities. At June 30, 1999, approximately $0.2 million of liabilities, expected to be paid in the next three months of 1999, were outstanding.

       On April 5, 1999, the Company and Physicians Clinical Laboratory, Inc. (doing business as Bio-Cypher Laboratories) ("BCL") signed an asset purchase agreement whereby Unilab acquired substantially all of the assets of BCL. The acquisition was completed on May 10, 1999. The purchase price consisted of a $25.0 million subordinated promissory note, the issuance of 1.0 million shares of Unilab common stock and approximately $8.6 million of cash. In addition, Unilab acquired $9.6 million of tangible assets, the majority of which are trade accounts receivable, and assumed liabilities of approximately $4.3 million. The acquisition will be accounted for under the purchase method of accounting and the statements of operations include the results of BCL since May 10, 1999.

       The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring BCL and the fair value of the net assets acquired of approximately $33.8 million was treated as goodwill for accounting purposes. In connection with the integration of the acquired BCL operations with those of Unilab, the Company recorded liabilities of $2.0 million, primarily related to severance (for the reduction in headcount of over 500 employees), relocation and moving expenses and other employee related liabilities. At June 30, 1999, approximately $1.8 million of liabilities, expected to be paid primarily in the next six months of 1999, were outstanding.

4.     Legal Matters

       The Company is currently in settlement negotiations with a group of insurance companies regarding claims by the insurance companies that the Company over-billed them in the early to mid-1990s in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government. While no formal settlement agreement with the insurance companies has been executed, the Company believes that it is likely that it will do so for a settlement amount of approximately $600,000, and such amount has been reflected as a charge in the statement of operations for the second quarter of 1999. In May of 1999, Unilab learned of a new federal investigation under the False Claims Act relating to Unilab's billing practices for the following four test procedures: (1) apolipoprotein in conjunction with coronary risk panel assignments; (2) microscopic evaluation in conjunction with urinalysis; (3) performance of T7 index in conjunction with T3 and T4 tests; and (4) fragmenting billing of unlisted panel codes. Unilab is in the process of gathering and voluntarily submitting documentation regarding these tests to the Department of Justice. The Company accrues for potential liabilities in matters such as this as they become known and can be reasonably estimated. In the Company's opinion, this investigation is not reasonably likely to have a material adverse effect on the Company's results of operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such investigation. The resolution of such investigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period.

5.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                  Six months ended June 30,
                                                  1999              1998
       Cash paid during the period for:
           Interest, net                         $6,999            $6,791
           Income taxes                             421                 2

       In connection with business acquisitions, liabilities were assumed as follows:

                                                   Six months ended June 30,
                                                        1999           1998

       Fair value of asset acquired                 $43,425               -
       Cash paid                                      8,604               -
       Value of common stock issued                   3,250               -
                                                      -----        ---------
       Liabilities assumed                          $31,571               -
                                                    =======        =========

6.     Pending Transaction

       On May 25, 1999, the Company signed a definitive agreement to merge with UC Acquisition Sub, Inc., a corporation formed by Kelso & Company ("Kelso"). Kelso is a private investment firm based in New York.

       The transaction is valued at approximately $437 million, including indebtedness of approximately $145 million which will be refinanced. Unilab will continue to operate as an independent company under its current name.

       Pursuant to a merger agreement, all but approximately 1.8 million shares of common stock of the Company (approximately 7% of the Company's post-merger shares outstanding) will be converted into the right to receive $5.85 per common share in cash, with the Company's current stockholders retaining those 1.8 million shares. Unilab currently has
       41.9 million shares of common stock outstanding, excluding outstanding options and convertible securities. Kelso has the ability to convert the transaction to all cash consideration. In this event, the Company's current stockholders will receive $5.85 in cash for 100% of their common shares. The transaction is structured to be accounted for as a recapitalization for accounting purposes.

       Following the merger, Kelso and its affiliates are expected to own approximately 93% of the Company's outstanding shares. Kelso and its affiliates will invest approximately $139 million of equity in the transaction. The merger is expected to be completed during the third quarter of 1999 and is subject to approval by the Company's stockholders, the refinancing of the Company's existing indebtedness and obtaining additional financing to pay the merger consideration, the expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other customary conditions.

Item 2.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                              Results of Operations

        Three and Six Month Periods Ended June 30, 1999 Compared with the
                 Three and Six Month Periods Ended June 30, 1998

     Revenue. Revenue increased to $73.7 million and $137.3 million for the three and six month periods ended June 30, 1999 from $54.4 million and
     $108.9 million for the comparable prior year periods, representing increases of $19.3 million or 35.6% and $28.4 million or 26.1%, respectively. Approximately $13.8 and $20.0 million of the increases for the three and six month periods ended June 30, 1999 were attributable to revenue generated from the acquisitions of Meris, effective November 5, 1998 and BCL, effective May 10, 1999. Exclusive of the acquired Meris and BCL businesses, revenue increased $5.5 million and $8.4 million for the respective periods, primarily the result of increases in reimbursement levels of $2.8 million and $4.3 million, respectively, and additional specimen volume generating $2.7 million and $4.1 million, respectively.

     The Company experienced a 5.0% and 3.8% increase, exclusive of the acquired Meris and BCL businesses, in the average reimbursement received for each specimen processed during the three and six month periods ended June 30, 1999 versus the comparable prior year periods. The increases in reimbursement levels is primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other reasonably priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted diseases. Exclusive of the acquired Meris and BCL businesses, the Company experienced a 5.0% and 3.7% increase in the number of specimens processed in the core business during the three and six month periods ended June 30, 1999 versus the comparable prior year periods. Salaries, Wages and Benefits. Salaries, wages and benefits increased to $21.8 million and $40.3 million for the three and six month periods ended June 30, 1999 from $16.6 million and $33.4 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 29.6% and 29.3% for the three and six month periods ended June 30, 1999 from 30.5% and 30.7% for the comparable prior year periods. The decreases primarily reflect the economies of scale associated with processing a significantly higher specimen volume (20.6% volume increase during the first six months of 1999 including the effect of the Meris and BCL acquisitions) without the same corresponding increase in headcount.

     Supplies. Supplies expense increased to $10.5 million and $19.3 million for the three and six month periods ended June 30, 1999 from $7.5 million and $15.1 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 14.3% and 14.1% for the three and six month periods ended June 30, 1999 from 13.8% and 13.9% for the comparable prior year periods. The increases are attributable to bringing certain more costly testing in-house, mandated use of more costly safety needles and inefficiencies of running two laboratories in the Sacramento area during the integration period of BCL. The Company expects to close the BCL laboratory by September 1, 1999.

     Other Operating Expenses. Other operating expenses increased to $19.0 million and $34.4 million for the three and six month periods ended June 30, 1999 from $13.2 million and $26.3 million for the comparable prior year periods. As a percentage of revenue, other operating expenses increased to 25.7% and 25.1% for the three and six month periods ended June 30, 1999 from 24.3% and 24.2% for the comparable prior year periods. The increases are attributable to inefficiencies of running two laboratories in the Sacramento area during the integration period of BCL and a higher volume of testing being processed by outside reference laboratories.

     Legal Charge. The Company is currently in settlement negotiations with a group of insurance companies regarding claims by the insurance companies that the Company over-billed them in the mid-1990s in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government. While no formal settlement agreement with the insurance companies has been executed, the Company believes that it is likely that it will do so for a settlement amount of approximately $600,000, and such amount has been reflected as a charge in the statement of operations for the second quarter of 1999.

     Depreciation and Amortization. Depreciation and amortization increased to $2.2 million and $4.1 million for the three and six month periods ended June 30, 1999 from $1.9 million and $3.9 million for the comparable prior year periods. The increases are primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the Meris and BCL acquisitions offset by a decrease in depreciation expense due to certain laboratory computer equipment becoming fully depreciated in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.9 million and $19.2 million for the three and six month periods ended June 30, 1999 from $8.3 million and $16.9 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 13.4% and 14.0% for the three and six month periods ended June 30, 1999 from 15.3% and 15.5% for the comparable prior year periods. Such decreases continued the trend realized by the Company throughout 1998 and 1999 and also reflected the economies of scale and efficiencies gained from the Meris and BCL acquisitions.

     EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $11.9 million and $23.5 million for the three and six month periods ended June 30, 1999, compared to $8.8 million and $17.2 million for the comparable prior year periods. Without the effect of a $0.6 million impact on EBITDA resulting from the integration period between May 10, 1999 and June 30, 1999 of the BCL acquisition and the $0.6 million legal charge recorded in the second quarter of 1999, EBITDA for the three and six month periods ended June 30, 1999 would have been $13.1 million or 17.8% of sales and $24.7 million or 18.0% of sales, respectively, and would have represented increases of approximately 49% and 43%, respectively over the comparable prior year periods.

     Interest Expense. Third party interest, net increased to $3.8 million and $7.3 million for the three and six month periods ended June 30, 1999 compared to $3.4 million and $6.8 million for the comparable prior year periods. The increases were primarily due to the additional interest expense incurred on the $14.0 million convertible subordinated note issued in connection with the Meris acquisition and the $25.0 million subordinated note issued in connection with the BCL acquisition.

Year 2000 Update

     As stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company expected to have modifications to all major systems completed by the end of the first quarter 1999. All modifications to laboratory and accounting systems in order for such systems to recognize and perform date calculations in the year 2000 have been completed. Modifications to billing systems are substantially complete, with only some very minor adjustments needed to make such billing systems fully compliant.

Liquidity and Capital Resources

     Net cash provided by operating activities was $13.3 million for the six months ended June 30, 1999 and reflects an improvement of $9.7 million over the comparable prior year period when net cash provided by operating activities was $3.6 million. The improvement in 1999 was primarily due to an improvement in the Company's operating performance and timing of payments for accounts payable.


     Net cash used by financing  activities  was $0.5 million for the six months
     ended  June  30,  1999,   resulting   primarily  from  scheduled  principal
     repayments under capital lease obligations.

     Net cash used by investing activities was $11.7 million for the six months ended June 30, 1999, resulting from an $8.6 million cash payment in partial consideration of the purchase price for the BCL acquisition and $3.1 million of fixed asset additions.

     The Company had $21.2 million of cash and cash equivalents on hand at June 30, 1999. Management believes that the amount of cash and cash equivalents available at June 30, 1999 will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease and debt obligations for the foreseeable future.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits

          Exhibit 99.1 - Press Release, dated July 28, 1999, announcing second quarter earnings results.

(B)       Reports on Form 8-K

          (1) Current Report on Form 8-K dated April 6, 1999 with respect to Items 5 and 7.

          (2) Current Report on Form 8-K dated May 10, 1999 with respect to Items 5 and 7.

          (3) Current Report on Form 8-K dated May 17, 1999 with respect to Items 2 and 7.

          (4) Current Report on Form 8-K dated May 27, 1999 with respect to Items 5 and 7.

          (5) Current Report on Form 8-K dated July 23, 1999 with respect to Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNILAB CORPORATION


                                     By:  /s/ Brian D. Urban
Date:  July 28, 1999                 Brian D. Urban
                                     Executive Vice President,
                                     Chief Financial Officer and Treasurer