Form 10-K/A
period 1998-12-31
UNILAB CORP /DE/
filed 1999-10-25
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 TO
                                   FORM 10-K/A


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

       Page 1 of 55 pages.

                                TABLE OF CONTENTS

Item                                                                      PAGE

Part I.       1  Business...............................................   3

              2  Properties.............................................  20

              3  Legal Proceedings......................................  21

              4  Submission of Matters to a Vote
                 of Security Holders....................................  23

Part II.      5  Market for the Registrant's Common Equity and
                 Related Stockholder Matters............................  26

              6  Selected Financial Data................................  27

              7  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................  28

              8  Financial Statements and Supplementary Data............  28

              9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................  28

Part III.    10  Directors and Executive Officers of the Registrant.....  29

             11  Executive Compensation.................................  31

             12  Security Ownership of Certain Beneficial Owners
                 and Management and Directors...........................  41

             13  Certain Relationships and Transactions with Related
                 Persons................................................  45

Part IV.     14  Exhibits, Financial Statements, Financial Statement
                 Schedules and Reports on Form 8-K......................  46

Signatures       .......................................................  48

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

In August 1995, the Company received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for a complete blood count (CBC), a diagnostic test which was not included in any prior subpoena or the subject of any of the settlements entered into by the Company in September 1993 (the "Settlements"). See, "Legal Proceedings-- Department of Justice Settlement". Unilab promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. The Company reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. The Company has one remaining payment, excluding interest, to the U.S. Government of approximately $324,000 due on September 1, 1999. In addition, in October 1996, the Company paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue. The settlements did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and the Company received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

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

Name                       Age  Position

David C. Weavil............48   Chairman of the Board, President and
                                Chief Executive Officer
Haywood Cochrane...........50   Director
Kirby L. Cramer............62   Director
William J. Gedale..........57   Director
Richard A. Michaelson......47   Director
Gabriel Balthazar Thomas...57   Director
Mark L. Bibi...............40   Executive Vice President, Secretary and
                                General Counsel
Ian J. Brotchie............59   Executive Vice President and Division
                                President, Unilab Northern California
C. Michael Hanbury.........35   Senior Vice President, Chief Scientific Officer
R. Jeffrey Lanzolatta......46   Executive Vice President and Division
                                President, Unilab Southern California
Brian D. Urban.............36   Executive Vice President, Chief Financial
                                Officer and Treasurer
Paul T. Wertlake...........63   Vice President, Chief Medical Officer

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

Item 6.          Selected Financial Data

                 The selected financial data for each of the five years in the period ended December 31, 1998 is as follows:


(amounts in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,               1998          1997           1996         1995         1994
-----------------------------------------------------------------------------------------------------------------
Revenue                                    $217,370      $214,001       $205,217     $189,042     $151,820
-----------------------------------------------------------------------------------------------------------------
Legal, acquisition and restructuring
related charges                                ----          ----         70,595        4,400        1,282
-----------------------------------------------------------------------------------------------------------------
Operating income (loss)                      24,241        14,604       (72,842)        4,539        9,137
-----------------------------------------------------------------------------------------------------------------
Loss on sale of equity investment/             ----          ----          4,529       36,499         ----
promissory note
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
and extraordinary item                       10,703           536       (89,493)     (40,043)        4,515
-----------------------------------------------------------------------------------------------------------------
Income tax provision                           ----          ----           ----         ----         ----
-----------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item      10,703           536       (89,493)     (40,043)        4,515
-----------------------------------------------------------------------------------------------------------------
Extraordinary item                             ----          ----          3,451        1,732         ----
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                            10,703           536       (92,944)     (41,775)        4,515
-----------------------------------------------------------------------------------------------------------------
Preferred stock dividends                       131           138            144          144          144
-----------------------------------------------------------------------------------------------------------------
Net income (loss) available to
common shareholders                          10,572           398       (93,088)     (41,919)        4,371
-----------------------------------------------------------------------------------------------------------------
Basic net income (loss) before extraordinary
item per common share                          0.26          0.01         (2.43)       (1.12)         0.12
-----------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share       0.26          0.01         (2.53)       (1.17)         0.12
-----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding          40,665        39,926         36,831       35,918       34,904
-----------------------------------------------------------------------------------------------------------------
At December 31,
-----------------------------------------------------------------------------------------------------------------
Total assets                                142,460       118,700        125,919      196,174      196,407
-----------------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion      137,170       124,285        126,120       87,207       67,660
-----------------------------------------------------------------------------------------------------------------
Shareholders' equity (deficit)             (21,367)      (32,283)       (34,688)       56,330       95,334
-----------------------------------------------------------------------------------------------------------------


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


Name and Age                           Principal Occupation
Haywood D. Cochrane, Jr.- 50        Mr.  Cochrane  has been a  director  since May 1997.  He has  served as  President  and Chief
                                    Executive  Officer of Meridian  Corporate  Healthcare  since  February 1997. He was Executive
                                    Vice President,  Chief Financial  Officer and Treasurer of Laboratory  Corporation of America
                                    Holdings,  Inc. ("LabCorp") from April 1995 to November 1996 and a consultant to LabCorp from
                                    November 1996 to February 1997. Mr.  Cochrane was President,  Chief  Executive  Officer and a
                                    Director of Allied Clinical  Laboratories,  Inc.  ("Allied") from its formation in 1989 until its  acquisition by National  Health  Laboratories,  Inc.  ("NHL") in June 1994. Mr. Cochrane
                                    serves as a director of JDN Realty Corp, Pathology Corporation of America,  Sonus Corporation
                                    and Meridian Corporate Healthcare.

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

Item 11   Executive Compensation

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

                                                      Summary Compensation Table
                                                                                         Long Term
                                                     Annual Compensation            Compensation Awards
                                                                                         Restricted    Securities
Name and                                                                Other Annual        Stock      Underlying
Principal Position                    Year Salary ($)(3)    Bonus ($)   Compensation ($)   Award($)    Options(#)
------------------                    ---- -------------    ---------   ----------------   --------    ----------
David C. Weavil                        1998      $572,137   $425,000(4)    $  12,000(8)    --          250,000
  Chairman of the Board,               1997      $464,710   $200,000(5)     $139,659(9)    --          250,000
  President and Chief Executive
  Officer of Unilab(1)

Ian Brotchie                           1998      $350,523    $57,500(6)      $11,772(8)    --           50,000
  Executive VP, President
  of Northern California Division (2)

R. Jeffrey Lanzolatta                  1998     $302,113    $125,000(7)      $13,163(8)    --           50,000
  Executive VP, President
  of Southern California Division (2)


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

                                    Number of Shares of         Percent of
Name and Address                    Unilab Common Stock     Unilab Common Stock
Name and Address                    Beneficially Owned     Beneficially Owned(1)

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

                                                            Reference
                                               -------------------------------
                                                  Form 10-K    Annual Report to
                                                Annual Report    Shareholders

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

Dated:           10/25/99                   UNILAB CORPORATION



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
