Form 10-Q/A
period 1999-06-30
UNILAB CORP /DE/
filed 1999-10-25
CIK 899714

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


                               UNILAB CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                  (amounts in thousands, except per share data)

                                                         June 30,               December 31,
                                                           1999                     1998
Assets                                                  (Unaudited)
------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                 $21,199                   $20,137
Accounts receivable, net                                   54,376                    41,326
Inventory of supplies                                       3,787                     3,055
Prepaid expenses and other current assets                   2,012                     1,045
----------------------------------------------------------------------------------------------------
Total current assets                                       81,374                    65,563
Property and Equipment, net                                12,449                    11,277
Goodwill, net                                              89,552                    56,949
Other Intangible Assets, net                                2,072                     2,370
Other Assets                                                5,276                     6,301
----------------------------------------------------------------------------------------------------
                                                         $190,723                  $142,460
----------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt                          $1,038                    $1,206
Accounts payable and accrued liabilities                   20,935                    14,533
Accrued payroll and benefits                                7,684                     6,892
----------------------------------------------------------------------------------------------------
Total current liabilities                                  29,657                    22,631
----------------------------------------------------------------------------------------------------
Long-Term Debt, net of current portion                    161,767                   137,170
Other Liabilities                                           5,222                     4,026

Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 364 at June 30
   and December 31                                              4                         4

Common stock, $.01 par value
   Issued and Outstanding - 41,898 at June 30
   and 40,708 at December 31                                  419                       407

Additional paid-in capital                                231,834                   228,395

Accumulated deficit                                      (238,180)                 (250,173)
--------------------------------------------------------------------------------------------
Total shareholders' deficit                                (5,923)                  (21,367)
--------------------------------------------------------------------------------------------
                                                         $190,723                  $142,460
--------------------------------------------------------------------------------------------

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



                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (amounts in thousands)
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $12,059           $6,518
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                                          4,127            3,926
   Provision for doubtful accounts                                        9,851            7,835
Net changes in assets and liabilities affecting operations,
net of acquisitions:
   Increase in Accounts receivable                                     (14,210)         (10,797)
   (Increase) Decrease in Inventory of supplies                           (195)               38
   Increase in Prepaid expenses and other current assets                  (967)            (533)
   (Increase) Decrease in Other assets                                      712            (146)
   Increase (Decrease) in Accounts payable and accrued liabilities        2,573         (3,235)
   Decrease in Accrued payroll and benefits                               (754)           (178)
   Other                                                                     87             181
------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                             13,283            3,609
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                                           (571)            (867)
   Proceeds from exercise of stock options                                  126                7
   Other                                                                   (66)             (66)
------------------------------------------------------------------------------------------------
   Net cash used by financing activities                                  (511)            (926)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (3,106)          (1,174)
   Payments for acquisitions, net of cash acquired                      (8,604)            (465)
------------------------------------------------------------------------------------------------
   Net cash used by investing activities                               (11,710)          (1,639)
------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,062            1,044

CASH AND CASH EQUIVALENTS - Beginning of Period                          20,137           11,652
------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                               $21,199          $12,696
------------------------------------------------------------------------------------------------

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

       The purchase price was allocated to the net assets acquired based on their fair value at the date of acquisition, as follows:

                                                               (in thousands)
        Accounts receivable                                         $3,251
        Inventory of supplies                                          138
        Property and equipment                                         175
        Goodwill                                                    14,889
        Other intangible assets-non-compete agreements                 235
        Other Assets                                                    46
                                                                        --
            Assets Acquired                                         18,734
                                                                    ======
        Issuance of convertible subordinated notes                  14,000
        Accrued employee benefits                                      306
        Assumed accounts payable                                     2,520
        Liabilities associated with integration period               1,400
        Acquisition fees, primarily legal costs                        508
                                                                       ---
            Liabilities assumed or incurred                         18,734

       As noted in the table above and in connection with the integration of the acquired Meris operations with those of Unilab, the Company recorded liabilities of $1.4 million, primarily related to severance (for the reduction in headcount of approximately 230 employees) and other employee related liabilities. At June 30, 1999, approximately $0.2 million of liabilities, expected to be paid in the next three months of 1999, were outstanding.

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

       The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition as follows:

                                                            (in thousands)
       Accounts receivable                                      $8,691
       Inventory of supplies                                       537
       Property and equipment                                      358
                                                                   ---
       Goodwill                                                 33,839
          Assets acquired                                      $43,425
                                                               =======
       Issuance of note                                         25,000
       Accrued payroll and benefits                              1,987
       Assumed accounts payable                                  2,275
       Liabilities associated with integration period            1,957
       Acquisition fees, primarily legal costs                     350
       Cash payment                                              8,606
       Common stock issued                                       3,250
                                                                 -----
          Purchase Price/Liabilities assumed or incurred       $43,425

       As noted in the table above and in connection with the integration of the acquired BCL operations with those of Unilab, the Company recorded liabilities of $2.0 million, primarily related to severance (for the reduction in headcount of over 500 employees), relocation and moving expenses and other employee related liabilities. At June 30, 1999, approximately $1.8 million of liabilities, expected to be paid primarily in the next six months of 1999, were outstanding.

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

5.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                   Six months ended June 30,
                                                  1999              1998
       Cash paid during the period for:
           Interest, net                         $6,999            $6,791
           Income taxes                             421                 2

       In connection with business acquisitions, liabilities were assumed as follows:

                                                Six months ended June 30,
                                                     1999           1998

       Fair value of asset acquired                $43,425             -
       Cash paid                                     8,604             -
       Value of common stock issued                  3,250             -
                                                     -----     ------------
       Liabilities assumed                         $31,571             -
                                                   =======     ============


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


                                        UNILAB CORPORATION


                                        By:  /s/ Brian D. Urban
Date:  October 25, 1999                  Brian D. Urban
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer