Form 10-Q
period 1999-09-30
UNILAB CORP /DE/
filed 1999-11-10
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes   X                                                               No


As of October 29, 1999, 42,020,906 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 16 pages

                               UNILAB CORPORATION

           Form 10-Q for the Quarterly Period Ended September 30, 1999


                                      INDEX
                                                                       Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - September 30, 1999               3
                      and December 31, 1998.

                      Statements of Operations -
                      Three and nine month periods ended
                      September 30, 1999 and 1998.                      4

                      Statements of Cash Flows -
                      Nine month periods ended September 30, 1999
                      and 1998.                                         5

                      Notes to Financial Statements.                    6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       11

Part II     -     OTHER INFORMATION:

         Item 6.      Exhibits and Reports on Form 8-K                 15

                      Signatures                                       16



                               UNILAB CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                  (amounts in thousands, except per share data)

                                                                      September 30,            December 31,
                                                                          1999                     1998
Assets                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                $25,753                   $20,137
Restricted cash                                                            5,497                         -
Accounts receivable, net                                                  55,830                    41,326
Inventory of supplies                                                      3,970                     3,055
Prepaid expenses and other current assets                                  2,346                     1,045
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                      93,396                    65,563
Property and Equipment, net                                               13,009                    11,277
Deferred Tax Asset                                                        16,558                         -
Goodwill, net                                                             83,347                    56,949
Other Intangible Assets, net                                               1,922                     2,370
Other Assets                                                               5,168                     6,301
-------------------------------------------------------------------------------------------------------------------
                                                                        $213,400                  $142,460
-------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt                                         $1,763                    $1,206
Accounts payable and accrued liabilities                                  23,236                    14,533
Accrued payroll and benefits                                              10,336                     6,892
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                 35,335                    22,631
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt, net of current portion                                   160,778                   137,170
Other Liabilities                                                          5,251                     4,026

Commitments and Contingencies

Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value
   Issued and Outstanding - 364 at September 30
   and December 31                                                             4                         4

Common stock, $.01 par value
   Issued and Outstanding - 42,016 at September 30
   and 40,708 at December 31                                                 420                       407

Additional paid-in capital                                               231,973                   228,395

Accumulated deficit                                                     (220,361)                 (250,173)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                      12,036                   (21,367)
-----------------------------------------------------------------------------------------------------------
                                                                        $213,400                  $142,460
-----------------------------------------------------------------------------------------------------------


                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended Sept. 30,         Nine Months Ended Sept. 30
                                                          1999        1998               1999           1998
----------------------------------------------------------------------------------------------------------------
Revenue                                                $76,210        $53,160            $213,496       $162,046
----------------------------------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                         22,940         16,255              63,226         49,645
   Supplies                                             11,307          7,480              30,653         22,585
   Other operating expenses                             18,855         13,075              53,254         39,404
                                                        --------------------------------------------------------
                                                        53,102         36,810             147,133        111,634

Legal charge                                                 -              -                 600              -
Amortization and depreciation                            3,062          1,848               7,189          5,774
Selling, general and administrative expenses            10,120          8,132              29,323         24,990
----------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                           66,284         46,790             184,245        142,398
----------------------------------------------------------------------------------------------------------------

Operating Income                                         9,926          6,370              29,251         19,648
Third party interest, net                               (3,978)        (3,308)            (11,244)       (10,068)
-----------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                               5,948          3,062              18,007          9,580

Tax Benefit                                             11,904              -              11,904              -
----------------------------------------------------------------------------------------------------------------

Net Income                                             $17,852         $3,062             $29,911         $9,580
----------------------------------------------------------------------------------------------------------------

Preferred Stock Dividends                                  $33            $33                 $99            $99

Net Income Available to Common
Shareholders                                           $17,819         $3,029             $29,812         $9,481

Earnings Per Share:
Basic                                                    $0.42          $0.07               $0.72          $0.22
Diluted                                                  $0.36          $0.07               $0.63          $0.22
----------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.



                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (amounts in thousands)
                                   (Unaudited)

                                                                                   Nine months ended September 30,
                                                                                        1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $29,911           $9,580
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                                                          7,189            5,774
   Provision for doubtful accounts                                                       15,376           11,697
   Deferred tax benefit                                                                (11,904)                -
Net changes in assets and liabilities affecting operations, net of acquisitions:
   Increase in Accounts receivable                                                     (21,189)         (15,508)
   (Increase) Decrease in Inventory of supplies                                           (378)               35
   Increase in Prepaid expenses and other current assets                                (1,301)            (286)
   (Increase) Decrease in Other assets                                                      697            (147)
   Increase (Decrease) in Accounts payable and accrued liabilities                        4,683           (820)
   Increase in Accrued payroll and benefits                                               2,118           1,946
   Other                                                                                     99             319
----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                             25,301           12,590
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                                                           (835)          (1,303)
   Proceeds from exercise of stock options                                                  253               15
   Other                                                                                   (99)             (99)
----------------------------------------------------------------------------------------------------------------
   Net cash used by financing activities                                                  (681)          (1,387)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (4,903)          (2,335)
   Payments for acquisitions, net of cash acquired                                      (8,604)            (619)
----------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                               (13,507)          (2,954)
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH, CASH EQUIVALENTS
AND RESTRICTED CASH                                                                      11,113            8,249

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
 - Beginning of Period                                                                   20,137           11,652
----------------------------------------------------------------------------------------------------------------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
 - End of Period                                                                        $31,250          $19,901
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

       The accompanying interim financial statements and related notes should be read in conjunction with the financial statements of Unilab Corporation ("Unilab" or the "Company") and related notes as contained in the Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 1998.

2.     Net Income Per Share

       Basic earnings per common share has been computed by dividing the net income less preferred dividends by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was
       42.0 million and 40.7 million for the three months ended September 30, 1999 and 1998, respectively and 41.4 million and 40.7 million for the nine months ended September 30, 1999 and 1998, respectively.

       Diluted earnings per share includes the effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued plus a reduction of interest expense assuming conversion of the convertible debt. For the three and nine month periods ended September 30, 1998, the weighted average number of dilutive stock options were 1.3 million and 1.5 million respectively, which would have had no effect on the basic earnings per share calculation. For the three and nine month periods ended September 30, 1999, the weighted average number of dilutive stock options were 2.7 million and 2.3 million, respectively, and both periods include the incremental shares from the assumed conversion of the $14.0 million subordinated convertible note of
       4.7 million, which reduced the earnings per share calculation by $0.06 and $0.09, respectively.

       Without the benefit from the reduction in the valuation allowance previously recorded against the Company's deferred tax assets as discussed in Note 4, basic and diluted earnings per share would have been $0.14 and $0.13 per share, respectively, for the three month period ended September 30, 1999 and $0.43 and $0.39 per share, respectively, for the nine month period ended September 30, 1999.


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

       The purchase price was allocated to the net assets acquired based on their fair value at the date of acquisition, as follows:

                                                             (in thousands)
         Accounts receivable                                     $3,251
         Inventory of supplies                                      138
         Property and equipment                                     175
         Goodwill                                                14,889
         Other intangible assets-non-compete agreements             235
         Other assets                                                46
                                                                     --
             Assets acquired                                     18,734
                                                                 ======
         Issuance of convertible subordinated notes              14,000
         Accrued employee benefits                                  306
         Assumed accounts payable                                 2,520
         Liabilities associated with integration period           1,400
         Acquisition fees, primarily legal costs                    508
                                                                    ---
             Liabilities assumed or incurred                    $18,734

       As noted in the table above and in connection with the integration of the acquired Meris operations with those of Unilab, the Company recorded liabilities of $1.4 million, primarily related to severance (for the reduction in headcount of approximately 230 employees) and other employee related liabilities. At September 30, 1999, all significant liabilities have been paid in connection with the integration.

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

       The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition as follows:

                                                           (in thousands)
         Accounts receivable                                  $8,691
         Inventory of supplies                                   537
         Property and equipment                                  358
         Goodwill                                             33,839
                                                              ------
            Assets acquired                                   43,425
                                                              ======
         Issuance of note                                     25,000
         Accrued payroll and benefits                          1,987
         Assumed accounts payable                              2,275
         Liabilities associated with integration period        1,957
         Acquisition fees, primarily legal costs                 350
         Cash payment                                          8,606
         Common stock issued                                   3,250
                                                               -----
            Purchase Price/Liabilities assumed or incurred   $43,425

       As noted in the table above and in connection with the integration of the acquired BCL operations with those of Unilab, the Company recorded liabilities of $2.0 million, primarily related to severance (for the reduction in headcount of over 500 employees), relocation and moving expenses and other employee related liabilities. At September 30, 1999, approximately $1.2 million of liabilities, expected to be paid primarily in the next six months were outstanding.

       Based upon the final review and valuation of certain assets acquired in the Meris and BCL acquisitions, the Company has changed its estimate of goodwill amortization arising from these acquisitions to a 10-year period effective July 1, 1999. The effect of the change was to increase amortization expense by $0.6 million and decrease net income by $0.6 million or $0.01 per diluted common share for the three month period ended September 30, 1999 and $0.02 per diluted common share for the nine month period ended September 30, 1999.

4.     Income Taxes

       The Company did not recognize an income tax provision for the three and nine month periods ended September 30, 1999 and 1998. During these periods the Company reduced the valuation allowance against its deferred tax assets, which offset any potential income tax provision.


       The Company establishes a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. The Company has approximately $29.6 million of deferred tax assets at September 30, 1999. Based on the Company's improved operating performance in 1998 and 1999, having fully integrated the Meris acquisition and being substantially complete with the BCL integration, the Company believes it will have sufficient future taxable income to reduce its valuation allowance by approximately $16.6 at September 30, 1999. The Company's estimate of future taxable income considers the completion of the merger agreement, and the Company's more highly leveraged position, as discussed in Note 7.

       Approximately $4.7 million of the tax asset recorded at September 30, 1999 reduced the amount of goodwill from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statements of operations for the three and nine month periods ended September 30, 1999. If the Company does not further reduce its valuation allowance in the future, the Company expects to have an effective tax rate of approximately 42% on a going forward basis.

5.     Legal Matters

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

6.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                 Nine months ended September 30,
                                                   1999              1998
       Cash paid during the period for:
           Interest, net                          $6,954            $6,821
           Income taxes                              421                 2

       In connection with business acquisitions, liabilities were assumed as follows:

                                              Nine months ended September 30,
                                                     1999           1998

       Fair value of asset acquired              $43,425                -
       Cash paid                                   8,606                -
       Value of common stock issued                3,250                -
                                                   -----    -------------
       Liabilities assumed                       $31,569                -
                                                 =======     ============

7.     Pending Transaction

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

       Pursuant to a merger agreement, all but approximately 1.8 million shares of common stock of the Company (approximately 7% of the Company's post-merger shares outstanding) will be converted into the right to receive $5.85 per common share in cash, with the Company's current stockholders retaining those 1.8 million shares. Unilab currently has
       42.0 million shares of common stock outstanding, excluding outstanding options and convertible securities. Following the merger, Kelso and its affiliates are expected to own approximately 93% of the Company's outstanding shares. Kelso and its affiliates will invest approximately $139 million of equity in the transaction. The transaction is structured to be accounted for as a recapitalization for accounting purposes.

       As part of the Company's refinancing of its existing indebtedness and obtaining additional financing to pay the merger consideration, the Company sold $155 million of 10-year notes (the "Senior Notes") in a private placement in the Rule 144A market. Interest on the Senior Notes is 12.75% and the Company is not required to make any mandatory redemption or sinking fund payment with respect to the Senior Notes prior to maturity. The Senior Notes were issued at a discounted rate of 97.268% per note. The aggregate discount on the Senior Notes approximated $4.2 million and will be charged to operations as additional interest expense over the life of the Senior Notes using the interest method starting at the completion of the merger agreement. In order to complete the Senior Notes offering, the Company was required to place in escrow $5.6 million, which represents interest expense on the Senior Notes from September 28, 1999 through January 20, 2000 (the mandatory redemption date of the Senior Notes if the merger agreement is not finalized by January 20,
       2000), offset by the expected interest income earned on the escrow deposit. In addition, the Company was required to place in escrow a breakage premium of 1% of the net proceeds from the Senior Notes offering in the event the merger agreement is not finalized. Net interest of approximately $103,000 was earned on the Senior Notes from September 28 through September 30 and the remaining escrow balance of approximately $5.5 million has been shown as restricted cash on the Company's balance sheet at September 30, 1999.

       The Company mailed a Proxy Statement to shareholders on October 26, 1999 asking shareholders to approve the merger agreement at a special meeting of shareholders scheduled for November 23, 1999. The merger is subject to approval by the Company's shareholders and other customary conditions.

Item 2.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                              Results of Operations

     Three and Nine Month Periods Ended September 30, 1999 Compared with the
              Three and Nine Month Periods Ended September 30, 1998

     Revenue. Revenue increased to $76.2 million and $213.5 million for the three and nine month periods ended September 30, 1999 from $53.2 million and $162.0 million for the comparable prior year periods, representing increases of $23.0 million or 43.4% and $51.5 million or 31.8%, respectively. Approximately $16.4 and $36.4 million of the increases for the three and nine month periods ended September 30, 1999 were attributable to revenue generated from the acquisitions of Meris, effective November 5, 1998 and BCL, effective May 10, 1999. Exclusive of the acquired Meris and BCL businesses, revenue increased $6.6 million and $15.1 million for the respective periods, primarily the result of increases in reimbursement levels of $4.2 million and $8.5 million, respectively, and additional specimen volume generating $2.4 million and $6.6 million, respectively.

     The Company experienced a 7.6% and 5.1% increase, exclusive of the acquired Meris and BCL businesses, in the average reimbursement received for each specimen processed during the three and nine month periods ended September 30, 1999 versus the comparable prior year periods. The increases in reimbursement levels is primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other better priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted and other infectious diseases. Exclusive of the acquired Meris and BCL businesses, the Company experienced a 4.6% and 4.0% increase in the number of specimens processed in the core business during the three and nine month periods ended September 30, 1999 versus the comparable prior year periods. In addition, while the Company has experienced increases in volume over the prior year through acquisitions and growth in the core business, the Company has experienced over the last several months greater seasonal softness than anticipated and the Company has purged more business
     (primarily lower priced and less profitable accounts) from the BCL acquisition than originally forecasted.

     Salaries, Wages and Benefits. Salaries, wages and benefits increased to $22.9 million and $63.2 million for the three and nine month periods ended September 30, 1999 from $16.3 million and $49.6 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 30.1% and 29.6% for the three and nine month periods ended September 30, 1999 from 30.6% for both the comparable prior year periods. The decreases primarily reflect the economies of scale associated with processing a significantly higher specimen volume (25.3% volume increase during the first nine months of 1999 including the effect of the Meris and BCL acquisitions) without the same corresponding increase in headcount.

     Supplies. Supplies expense increased to $11.3 million and $30.7 million for the three and nine month periods ended September 30, 1999 from $7.5 million and $22.6 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 14.8% and 14.4% for the three and nine month periods ended September 30, 1999 from 14.1% and 13.9% for the comparable prior year periods. The increases are attributable to bringing certain more costly testing in-house, mandated use of more costly safety needles and inefficiencies of running two laboratories in the Sacramento area during the integration period of BCL. The Company closed the BCL laboratory in mid-August, 1999.

     Other Operating Expenses. Other operating expenses increased to $18.9 million and $53.3 million for the three and nine month periods ended September 30, 1999 from $13.1 million and $39.4 million for the comparable prior year periods. As a percentage of revenue, other operating expenses increased to 24.7% and 24.9% for the three and nine month periods ended September 30, 1999 from 24.6% and 24.3% for the comparable prior year periods. The increases are attributable to inefficiencies of running two laboratories in the Sacramento area during the integration period of BCL and a higher volume of testing being processed by outside reference laboratories.

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

     Amortization and Depreciation. Amortization and depreciation increased to $3.1 million and $7.2 million for the three and nine month periods ended September 30, 1999 from $1.9 million and $5.8 million for the comparable prior year periods. The increases are primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the Meris and BCL acquisitions offset by a decrease in depreciation expense due to certain laboratory computer equipment becoming fully depreciated in 1998.

     In addition, based upon the final review of certain assets acquired in the Meris and BCL acquisitions, the Company has changed its estimate of goodwill amortization arising from those acquisitions to a 10-year period effective July 1, 1999. The effect of the change was to increase amortization expense by $0.6 million for the three and nine month periods ended September 30, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.1 million and $29.3 million for the three and nine month periods ended September 30, 1999 from $8.1 million and $25.0 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 13.3% and 13.7% for the three and nine month periods ended September 30, 1999 from 15.3% and 15.4% for the comparable prior year periods. Such decreases continued the trend realized by the Company throughout 1998 and 1999 from cost reduction efforts and also reflected the economies of scale and efficiencies gained from the Meris and BCL acquisitions.

     EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $13.0 million and $36.4 million for the three and nine month periods ended September 30, 1999, compared to $8.2 million and $25.4 million for the comparable prior year periods. Without the effect of the $0.6 million legal charge recorded in the second quarter of 1999, EBITDA for the three and nine month periods ended September 30, 1999 would have been $13.0 million or 17.0% of sales and $37.0 million or 17.3% of sales, respectively, and would have represented increases of approximately 58% and 46%, respectively over the comparable prior year periods.

     Interest Expense. Third party interest, net increased to $4.0 million and $11.2 million for the three and nine month periods ended September 30, 1999 compared to $3.3 million and $10.1 million for the comparable prior year periods. The increases were primarily due to the additional interest expense incurred on the $14.0 million convertible subordinated note issued in connection with the Meris acquisition and the $25.0 million subordinated note issued in connection with the BCL acquisition.

     Tax Provision. The Company did not recognize an income tax provision for the three and nine month periods ended September 30, 1999 and 1998. During these periods the Company reduced the valuation allowance against its deferred tax assets, which offset any potential income tax provision.

     The  Company  establishes  a valuation  allowance  in  accordance  with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. The Company has approximately $29.6 million of deferred tax assets at September 30, 1999. Based on the Company's improved operating performance in 1998 and 1999, having fully integrated the Meris acquisition and being substantially complete with the BCL integration, the Company believes it will have sufficient future taxable income to reduce its valuation allowance by approximately $16.6 at September 30, 1999. The Company's estimate of future taxable income considers the completion of the merger agreement, and the Company's more highly leveraged position, as discussed in Note 7 of the unaudited notes to financial statements.

     Approximately $4.7 million of the tax asset recorded at September 30, 1999 reduced the amount of goodwill recorded from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statement of operations for the three and nine month periods ended September 30, 1999. If the Company does not further reduce its valuation allowance in the future, the Company expects to have an effective tax rate of approximately 42% on a going forward basis.

Year 2000 Update

     As stated in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 1998, the Company expected to have modifications to all major systems completed by the end of the first quarter 1999. All modifications to laboratory and accounting systems in order for such systems to recognize and perform date calculations in the year 2000 have been completed. Modifications to billing systems are substantially complete, with only some very minor adjustments needed to make such billing systems fully compliant.

Liquidity and Capital Resources

     Net cash provided by operating activities was $25.3 million for the nine months ended September 30, 1999 and reflects an improvement of $12.7 million over the comparable prior year period when net cash provided by operating activities was $12.6 million. The improvement in 1999 was primarily due to an improvement in the Company's operating performance and timing of payments for accounts payable.

     Net cash used by financing activities was $0.7 million for the nine months ended September 30, 1999, resulting primarily from scheduled principal repayments under capital lease obligations.

     Net cash used by investing activities was $13.5 million for the nine months ended September 30, 1999, resulting from an $8.6 million cash payment in partial consideration of the purchase price for the BCL acquisition and $4.9 million of fixed asset additions.

     The Company had $25.8 million of unrestricted cash and cash equivalents on hand at September 30, 1999. Management believes that the amount of unrestricted cash and cash equivalents available at September 30, 1999 will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease and debt obligations for the foreseeable future.
                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits

          Exhibit 99.1 - Press Release, dated November 9, 1999, announcing third quarter earnings results.

(B)       Reports on Form 8-K

          (1) Current Report on Form 8-K dated August 13, 1999 with respect to Items 5 and 7.

          (2) Current Report on Form 8-K/A dated October 25, 1999 with respect to Items 2 and 7.

          (3) Current Report on Form 8-K/A dated October 25, 1999 with respect to Item 7.

          (4) Current Report on Form 8-K/A dated October 26, 1999 with respect to Items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNILAB CORPORATION


                                          By:  /s/ Brian D. Urban
Date:  November 9, 1999                   Brian D. Urban
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer