Form 10-K
period 1999-12-31
UNILAB CORP /DE/
filed 2000-03-27
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1999
                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

                           Commission File No. 0-22758

                               UNILAB CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its Charter)

 Delaware                                         95-4415490
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

  18448 Oxnard Street,  Tarzana, California           91356
  (Address of principal executive offices)          (Zip code)

                                 (818) 996-7300
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

  Title of Each Class               Name of Each Exchange on Which Registered
  -------------------               -----------------------------------------
  Common Stock, $.01 par value          American Stock Exchange
                                       (through November 23, 1999)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

       Yes   X         No____
           -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At November 22, 1999, the day before the Registrant ceased to have its shares publicly traded as a result of a merger with an affiliate of Kelso & Company, 41,993,968 shares of Registrant's Common Stock, par value $.01 per share were outstanding. The aggregate market value of the Common Stock, based on the closing price on the American Stock Exchange as of November 22, 1999, held by nonaffiliates of the Registrant was approximately $210.8 million. The Company's common stock has not traded publicly since November 23, 1999.


Page 1 of 42 pages.

                                TABLE OF CONTENTS

Item                                                                    PAGE

Part I.   1  Business..............................................        5

          2  Properties  ..........................................       17

          3  Legal Proceedings.....................................       18

          4  Submission of Matters to a Vote of Security Holders
             .....................................................        18

Part II.  5  Market for the Registrant's Common Equity and
             Related Stockholder Matters  ........................        19

          6  Selected Financial Data  ............................        20

          7  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................        21

          7A.  Quantitative and Qualitative Disclosure
               of Market Risk.....................................        27

          8  Financial Statements and Supplementary Data .........        27

          9  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..................        27

Part III.10  Directors and Executive Officers of the Registrant...        28

         11  Executive Compensation...............................        31

         12  Security Ownership of Certain Beneficial Owners
             and Management ......................................        36

         13  Certain Relationships and Related Transactions.......        37

Part IV. 14  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K .................................        38

Signatures   .....................................................        39

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

(b) The impact of the Company's compliance with Medicare and Medicaid administrative and legal policies, including, specifically, but without limitation, the requirements by Medicare carriers that physicians provide diagnosis (ICD-9) codes for certain tests in order for such tests to be deemed "medically necessary" and, therefore, reimbursed; the policy of HCFA to eliminate Medicare reimbursement for tests contained in certain commonly ordered automated multichannel chemistry panels (CPT Series 80002-80019) and the replacement of such panels in 1998 with four clinically relevant
         test  groupings;   reimbursement  based  on  demonstrable  "medical
         necessity"; and, in connection with such "medical necessity" issues and compliance-related recommendations made by governmental representatives (including the recommendations made in the OIG Model Compliance Plan for Clinical Laboratories, as amended), the Company's introduction during 1998 of a new requisition form for ordering chemistry tests and introduction in 2000 of a new requisition form to reflect certain other CPT code changes.

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

                                     PART I

Item 1.         Business

General

                 Unilab Corporation ("Unilab" or the "Company") is the largest independent clinical laboratory testing company in California, providing laboratory testing services to physicians, managed care groups, hospitals and other health care providers. The Company believes that its revenues in California for the year ended December 31, 1999 were more than twice the annual sales in California of the next largest independent clinical laboratory in that market. In May 1999, the Company completed the acquisition of substantially all of the assets of Bio-Cypher Laboratories, a Sacramento, California based independent clinical lab, resulting in an increase of Unilab's estimated market share from 20% to 25% of California's independent clinical laboratory market. In November 1999, the Company completed a "going private" transaction by merging with an affiliate of Kelso & Company, a New York investment firm ("Kelso") (the "Kelso Transaction"). As of December 31, 1999, the Company operated three centrally located full-service laboratories, approximately 40 strategically located short turn around ("STAT") laboratories and approximately 320 conveniently located patient service centers ("PSC"). As of December 31, 1999, the Company processed on average 43,000 patient specimens and performed over 100,000 test batteries per work day.

Facilities and Testing

                 Unilab currently operates three full-service clinical laboratories in San Jose, Tarzana (Los Angeles) and Sacramento, California which offer over 1,000 clinical testing procedures, ranging from routine screening to advanced technical procedures, used in the diagnosis, monitoring and treatment of diseases and other medical conditions. Unilab operates 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. Patient specimens are collected from client offices or Unilab's own collecting stations and efficiently transported to full-service or STAT laboratories, where each specimen and related test request form is checked for completeness, bar coded and entered into Unilab's computer system for testing and billing purposes. Laboratory technicians then perform the requested tests, with results generally available to clients the next morning electronically. Unilab's clinical computer program keeps track of patients' samples, reports test results in a readable format and maintains records and billing information.

                 Tests performed by Unilab measure the levels of, and analyze chemical and cellular components in, human body fluids and tissue, and are used in the diagnosis, monitoring and treatment of disease. They include procedures in the areas of blood chemistry, hematology, urine chemistry, tissue pathology and cytology, among others. Commonly ordered individual tests include red and white blood cell counts, PAP smears, blood cholesterol level tests, urinalysis and procedures to measure blood sugar levels and to determine pregnancy. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the routine tests are performed by automated equipment and are capable of being performed and reported within a 24-hour period. Approximately 85% of the tests conducted by Unilab are considered to be routine. Reports are generally sent electronically to equipment installed by Unilab in the physicians' offices.

                 Unilab also conducts esoteric testing services. Esoteric tests generally require complex manual techniques, a higher degree of technical skill and knowledge and sophisticated equipment. As a consequence, esoteric tests are priced higher than routine tests. Two examples of esoteric tests provided by Unilab include immunoelectrophoresis, used for the diagnosis of autoimmune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases. The number of esoteric tests performed by the Company has been increasing as new medical discoveries are made and testing procedures developed. Unilab performs approximately 98% of the tests requested by its clients, with the remaining 2% performed by third party reference laboratories or pathologists with whom Unilab contracts. On a revenue basis, approximately 6% of testing fees collected by Unilab are paid to third party reference laboratories or pathology services.

Customers

         Unilab provides testing services to a broad range of health care providers. The following factors, among others, are often used by health care providers in selecting a laboratory: (1) service capability and convenience offered by facilities, including accessibility of PSCs and local STAT testing availability; (2) size and scope of testing services performed; (3) accuracy, timeliness and consistency in reporting test results; (4) reputation in the medical community and (5) pricing of the laboratory's testing services. The Company's primary customer types are described below:

     o Physicians and Physician Groups. Physicians performing testing for their patients who are unaffiliated with a pre-paid health plan are the principal source of the Company's clinical laboratory testing business. These physicians often participate in independent physician associations ("IPAs") to achieve greater local recognition and contracting leverage. When Unilab provides contracted testing services to physicians who belong to IPAs, the IPA is usually billed under a capitated arrangement. Otherwise, services rendered for physicians' non-managed care patients are billed to various other payors such as insurance, client bill, Medicare or Medicaid.

    o     Health  Maintenance  Organizations and Other Managed Care Groups.
          HMOs and other managed care payors, which designate the laboratory to be used for tests ordered by the physician, represent a substantial portion of Unilab's business. HMOs generally select an independent laboratory based on competitive pricing offered to high volume customers, capability of the laboratory to effectively service incremental blocks of business, field distribution system, including couriers and PSCs to service their networks of physician providers, and the reputation of the laboratory in the medical community. We believe that Unilab services more managed care contracts than any other lab in the California marketplace, and that the Company has become a preferred lab services provider to managed care for several reasons. First, Unilab has a state-wide presence, which gives managed care clients the ability to partner with one lab subcontractor that has state-wide coverage, instead of several subcontractors with limited geographic coverage. Second, internal cost-efficiencies allow Unilab to offer competitive pricing to the cost-conscious managed care community. Third, Unilab possesses considerable expertise in addressing the needs and issues of managed care payors.

     o Hospitals. Unilab provides both esoteric testing for hospitals, which often are not equipped to perform such sophisticated tests, and general reference testing for hospitals which have reduced or eliminated their in-hospital laboratory testing in an attempt to reduce their cost of delivering patient care. The selection of an independent laboratory by hospitals is usually based on reputation of the laboratory in the medical community, type of services offered, accuracy, timeliness and consistency of test results and competitive pricing.

     o Independent Laboratories. Unilab also provides reference testing services to independent clinical laboratories which do not have a full range of testing capabilities.

     o Clinics. The Company has arrangements with a broad network of community health clinics across the state of California that provide preventive health care and/or medical attention for the lower-income and indigent patient population (frequently MediCal recipients). Under these arrangements, Unilab is the primary provider of testing services for patients who choose to use these clinics.

                 California has the highest enrollment rate (approximately 40% of the population) in managed care plans of any state in the country and, as a result, delivery of health care to participants in such plans has become integral to the health care delivery system throughout the state. The proliferation of managed care providers in the healthcare industry has altered the customer base of healthcare service providers, especially in California. From 1993 to 1994, Unilab more than doubled its number of covered lives (i.e., individuals covered by contracts between pre-paid health plans and Unilab for the provision of laboratory services) to over 2 million lives. During 1995 the Company continued to serve a similar number of covered lives, and during the first half of 1996, increased its managed care coverage to over 2 1/2million lives. Today, Unilab serves approximately 3.8 million managed care lives.
This business had historically been viewed as having substantial value, in large part because of the economies of scale inherent in its considerable volume. It was also viewed as a competitive advantage in obtaining additional non-managed care business generated from many of the same offices which were serving managed care patients. Increasingly, Unilab, like other major laboratory companies, came to recognize that the pricing received in relation to the cost of services provided to managed care patients was disproportionately low, and the Company undertook a concerted effort in 1997 to improve the situation. To this end, Unilab renegotiated contracts representing approximately two-thirds of the covered lives and received an average price increase in excess of 50% on those renegotiated contracts. By year-end 1998, Unilab had once again repriced the capitation rates on approximately 40% of its managed care lives at an average increase of greater than 30%. During the course of 1999, the Company negotiated approximately 15% of covered lives at an average increase of approximately 30%. In addition, these contracts have increasingly been structured so that they exclude unlimited high cost services, such as high labor-intensive pap smears and outsourced esoteric tests. Unilab is committed to providing high quality laboratory testing at profitable pricing levels.

Specimen Collection and Processing

                 Unilab utilizes an extensive distribution and collection system of approximately 420 collection routes, approximately 320 PSCs and approximately 35 courier hubs to achieve efficient and integrated collection and testing. Courier routes are logically designed based on lab location, geographic density and specimen volume. Strategically located full service labs and satellite courier "hubs" serve as control centers to ensure courier routing is efficient and tightly controlled. In addition, PSCs act as initial specimen processing centers, effectively putting control of the specimen in Unilab's possession earlier in the process. The Company believes this distribution infrastructure is integral to providing efficient, convenient and reliable service to its clients.

Quality Assurance

                 Unilab believes that its quality assurance procedures meet or exceed the highest standards in the industry. Unilab has established a comprehensive quality assurance program for all of its laboratories and other facilities to ensure that specimens are collected and transported properly, tests are performed accurately, and client, patient and test information are reported, billed and filed correctly. Unilab's quality assurance programs include (i) preventive maintenance of laboratory testing equipment, (ii) maintenance of high personnel standards and training which require that only qualified personnel perform testing, (iii) rigorous utilization of control specimens in order to ensure accuracy and precision of test equipment, and (iv) a tightly managed collection and distribution network. In addition, all laboratories certified by the Health Care Financing Administration ("HCFA") for participation in the Medicare program under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), such as Unilab, must participate in basic quality assurance programs. Each of Unilab's laboratories is licensed (or has licensure pending) by its respective state authorities and is also certified by HCFA for participation in the Medicare program under CLIA.

                 In addition, Unilab participates in a number of independent proficiency testing programs. Participation in a federally recognized proficiency testing program is a requirement of CLIA. Under these programs, an independent testing authority submits pre-tested samples to a laboratory. These tests measure the laboratory's test results against known proficiency test values. Unilab also participates in a number of proficiency testing programs which generally entail submitting pre-tested samples to a laboratory to verify the laboratory test results against the known proficiency test value. These proficiency programs are conducted both by Unilab on its own and in conjunction with groups such as the College of American Pathologists ("CAP"), and state and Federal government regulatory agencies. CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. The CAP accreditation program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program for all categories in which the laboratory is accredited by CAP. CAP's proficiency testing program is federally recognized for purposes of CLIA. A laboratory's receipt of accreditation by CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. Each of Unilab's full-service laboratories in Sacramento, San Jose and Tarzana has earned full accreditation by CAP. In the 1999 External Proficiency Testing Program conducted by CAP at the Company's three primary laboratories, the total accuracy rate for all sections of the laboratories was 99.4%. The total accuracy rates for 1996-1998 ranged between 99.4% and 99.5%, slightly better than the 1995 cumulative accuracy rate of 99.3% and the 1994 cumulative accuracy rate of 99.2%.

Regional Operations, Sales, Service and Marketing

                 As of December 31,1999, Unilab's sales and service organization was comprised of approximately 75 full-time sales and sales/service employees. Sales representatives are primarily responsible for executing focused sales initiatives established within their regions, while sales/service representatives are primarily responsible for account retention and enhancing client relations (although they also have defined selling responsibilities). This separation between "selling" and "servicing" is a key feature of Unilab's sales organization, in that sales/service staff specialize in their respective disciplines. Incentive compensation paid on new sales generation--achieved by either sales or sales/service representatives--is designed to recognize the cost of supporting the new business and reward the dedication to client support and client retention.

                 Unilab's marketing department is committed to promoting the Company's mission of maintaining high quality and cost-effective laboratory services that are responsive to the values and needs of patients and physicians. Unilab promotes this mission and other Company initiatives through the creation and targeted dissemination of marketing materials to clients and prospects by Unilab's sales and sales/service representatives (as well as Unilab's couriers). More specifically, Unilab's marketing initiatives and materials address four distinct objectives:

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

Acquisitions

                 Unilab's management, while employed by the Company or its predecessor, has successfully executed and integrated a number of acquisitions in the clinical laboratory industry, which have accounted for a substantial portion of the Company's growth. The November 1998 acquisition of Meris Laboratories and the May 1999 acquisition of Bio-Cypher Laboratories served in large part to increase market share from approximately 15% to approximately 25% of California's independent clinical laboratory testing market. Unilab intends to selectively seek acquisitions designed to result in cost savings and other benefits resulting from the elimination or reduction of (i) redundancies in testing equipment and personnel, (ii) overlapping courier routes, (iii) overlapping PSCs and STAT laboratories, (iv) duplicative administrative personnel and (v) redundant marketing efforts and personnel. The Company seeks to achieve consolidation efficiencies within six months after completion of an acquisition.

Bio-Cypher Acquisition

                 On April 5, 1999, the Company signed a definitive agreement to acquire substantially all of the assets of Physicians Clinical Laboratory (doing business as Bio-Cypher Laboratories), second only to Unilab in size in California, with 1998 revenues of $60 million. The transaction closed on May 10, 1999.

                 The purchase price consisted of a $25.0 million subordinated promissory note, the issuance of 1.0 million shares of Unilab common stock and approximately $8.6 million of cash. In addition, Unilab acquired $8.8 million of tangible assets, the majority of which were trade accounts receivable, and assumed liabilities of approximately $3.5 million.

                 Within approximately six months after closing the transaction, the Company had substantially integrated the Bio-Cypher business and realized much of the significant synergies available in the consolidation.

Kelso Transaction

                  Effective November 23, 1999, Unilab completed a merger with and into an affiliate of Kelso. As a result, Kelso acquired approximately 93% of the Company's common stock, which had previously been widely held and traded on the American Stock Exchange. Upon completion of the Kelso Transaction, the Company's common stock ceased to trade on the American Stock Exchange. The Kelso Transaction did not, however, result in any material change to the Company's operations, except that the Company's previous Chairman and CEO, David Weavil, relinquished his position as CEO and Robert E. Whalen was appointed to that position.

The Clinical Laboratory Industry

Overview and Trends

                 Unilab believes, based on published industry reports, that the total U.S. clinical laboratory market during 1999 was approximately $30 billion in annual revenue, of which the California market accounted for approximately $4 billion. Even after years of industry consolidation, the clinical laboratory testing market nationally, and particularly in California, is highly fragmented and composed of three segments: (i) laboratories located in hospitals; (ii) laboratories located in physicians' offices and physician-owned laboratories; and (iii) independent clinical laboratories. Industry sources estimate that there are currently fewer than 4,500 independent clinical labs in the United States, with as many as 600 located in California. The Company believes that approximately 55% of clinical laboratory testing revenues in California result from tests performed by hospitals, 15% from tests performed by physicians in their offices and physician-owned laboratories and 30% from tests performed by independent laboratories. The Company believes that the consolidation trend of the last several years is likely to continue, resulting in fewer independent clinical labs both nationally and in California.

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

California Market

                 California is the single largest state clinical laboratory market in the U.S., accounting for approximately 12% of the country's laboratory testing revenues. The Company believes that consolidation in California has occurred and will continue for reasons similar to those which have caused the industry nationwide to consolidate, such as: (i) the cost of compliance with increasingly stringent regulatory requirements; (ii) the cost efficiencies afforded by large-scale automation of routine testing; (iii) legislative developments, such as restrictions on physician self-referrals and ownership of laboratories; (iv) reductions in Medicare and other third-party reimbursements;
(v) the growth of HMOs and other managed care groups which require efficient testing services from high-capacity laboratories; (vi) the increasing demand for sophisticated equipment and management information systems that tend to be prohibitively expensive for small laboratories; and (vii) the competition for a limited supply of qualified laboratory personnel. The Company has focused on the California clinical laboratory market because of (1) its size and density, (2) the high degree of fragmentation and prospects of continued consolidation and
(3) Unilab's current leadership position in the market and the prospects of leveraging this status across the state.

Strategy

                 Unilab's objective is to build upon its position as the largest and low cost provider of clinical laboratory testing services in California both to provide quality and valued services to its customers and to earn a profitable return for its stake-holders. The Company's business strategy for achieving this objective is to maintain superior quality and service, provide ancillary services commensurate with the value which its customers place on them, maintain its position as a low cost provider, conduct its billing and business practices in an appropriate, efficient, effective, and responsible manner and grow through organic growth and acquisitions. Similar to the actions taken in 1997, 1998 and 1999, the Company also intends to closely monitor and, where appropriate, reduce its expense base, while simultaneously taking steps to increase its revenue stream through higher pricing and selected acquisitions.

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

Federal and State Billing and Fraud and Abuse Laws

     General. The Federal Medicare laws impose specific billing requirements on clinical laboratories and a wide array of Medicare/Medicaid fraud and abuse provisions apply to those clinical laboratories participating in these programs, including Unilab. These laws prohibit, among other things, the submission of false claims or false information to the programs, deceptive or fraudulent conduct, the provision of excessive or unnecessary services or services at excessive prices and the offer or receipt of broadly defined inducements for the referral of Medicare, Medicaid or other federal health care program patients or business. Penalties for violations of these Federal laws include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. Civil penalties for a wide range of offenses may be up to $50,000 per item and treble the amount claimed. In the case of certain severe offenses, exclusion from participation in Medicare and Medicaid is a mandatory penalty. These fraud and abuse provisions are interpreted liberally and enforced aggressively by the various enforcing agencies of the federal government.

     Governmental Oversight. Several Federal agencies are charged with the responsibility of investigating allegations of fraudulent and abusive conduct by health care providers. These agencies include, without limitation, the Department of Justice ("DOJ"), Federal Bureau of Investigation ("FBI") and the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"). Additionally, Medicare carriers and Medicaid state agencies now have certain fraud and abuse control authority. According to public statements by the DOJ, health care fraud has been elevated to the second-highest priority of the DOJ, and FBI agents have been transferred from investigating counterintelligence activities to health care provider fraud. The OIG has been and continues to be actively involved in such investigations and has targeted certain laboratory practices for study, investigation and prosecution. These practices include, without limitation, (1) offering packages of tests to physicians (referred to as "panels" or "profiles" of tests) and "unbundling" them into several tests to obtain higher reimbursement; (2) "upcoding" tests to realize higher reimbursement than appropriate; (3) offering inducements to physicians (for example, providing free fax machines or computers, free lab services to the physician, his family and staff, paying rent to a physician-landlord in excess of fair market value, and the collection of hazardous waste from the physician's office without charge) in order to induce the physician to refer testing business (including business for Medicare or Medicaid patients) to the lab; (4) charging for tests not actually performed and
(5) duplicate billing. Such projects culminated during the 1990's in the industry-wide governmental "LabScam" investigations that have resulted in approximately $800 million of aggregate settlement payments being made by a number of independent clinical labs in the past several years. The LabScam investigation appears to be ongoing and HHS and HCFA have announced several anti-fraud initiatives in 1999. The 1999 HCFA anti-fraud initiative responds in part to a recent OIG report estimating that, in 1998, 7% of Medicare claims were billed improperly or erroneously.

     Federal Legislation and Regulation. A Federal "self-referral" law commonly referred to as the "Stark" law prohibits Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have a financial interest, including "ownership interests" and "compensation arrangements," in the testing laboratory. Sanctions for laboratory violations of the prohibition include denial of Medicare payment, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibition and exclusion from the Medicare program. Legislations relating to Stark law have been proposed in Congress, but not yet adopted, which could narrow the scope of the law's applicability.

                  In 1996, Congress passed and the President signed into law HIPAA, frequently referred to as the "Kennedy-Kassebaum Act", after its principal Senatorial sponsors. The law made major changes in federal fraud and abuse laws applicable to health care providers. It established a new federal program designed to coordinate federal, state and local fraud and abuse control programs. The law permitted the DOJ and the OIG to conduct audits and investigations relating to the delivery of health care in the United States, without limitation to Medicare and Medicaid, and established a Fraud and Abuse Trust Fund. In May 1999, HCFA announced the engagement of a number of non-governmental health care audit organizations to assist the government in tracking and collecting fraudulent billings for healthcare services. HIPAA also expanded the federal anti-kickback law so that it applies not only to situations involving Medicare and Medicaid, but to almost all federally funded health care programs. In addition, the law for the first time permits providers to obtain advisory opinions from the government concerning the legality of certain contemplated practices under the anti-kickback law; the OIG published regulations implementing this advisory opinion mandate in February 1997 and amended those regulations in 1998. The Kennedy-Kassebaum law also significantly increased the penalties for certain civil violations of the Medicare law and increased the types of offenses for which a provider could be excluded from Medicare/Medicaid. Finally, the law established a number of new criminal provisions applicable to health care fraud.

                  The Balanced Budget Act of 1997 ("BBA '97") contains numerous changes in Medicare/Medicaid fraud and abuse provisions. BBA '97 requires permanent exclusion from Medicare and Medicaid for persons convicted of three health care-related crimes and a 10-year exclusion period for persons convicted of certain offenses who have one previous conviction. The statute permits the Secretary of HHS to refuse to enter into Medicare participation agreements with individuals or entities that have been convicted of felonies. In addition, BBA '97 expands the reach of Medicare/Medicaid civil money penalties to apply to persons who arrange or contract with excluded persons for the provision of covered services. Further, the statute includes a provision permitting civil money penalties of up to $50,000 per violation for certain specified types of violations, plus damages equal to three times the total amount offered, paid, solicited or received, for violations of the Medicare/Medicaid anti-kickback statute. Finally, BBA '97 requires the Secretary of HHS to issue advisory opinions regarding potential violations of the Stark law prohibiting Medicare/Medicaid physician self-referral for designated health services other than laboratory testing services.

                  It should be noted that, among the many federal provisions available to enforcement authorities in connection with health care offenses, an especially potent remedy is exclusion from Medicare, Medicaid and other federal health care programs. Particularly significant is the permissive exclusion authority of the OIG, the principal threat that has brought many clinical laboratories to the settlement table in the LabScam operation. In December 1997, the OIG released non-binding guidelines indicating the criteria it will use in making permissive exclusion decisions. These criteria address the circumstances and seriousness of the offense, the defendant's response to allegations, the likelihood of reoccurrences of the same or similar offenses, and whether the provider can continue participating in federal health care programs without a real threat of bankruptcy or to its ability to provide quality care.

     State Legislation and Regulation. At the state level, laboratory operations are affected by billing requirements applicable to all laboratory testing services and state fraud and abuse and anti-inducement laws that similarly apply to all laboratory testing services. California, where Unilab conducts almost all of its business, has adopted especially stringent laws of this type, including an expansive anti-referral law that is even broader than the federal law (CA Bus. Prof. Code ss.650) and the Physician Ownership and Referral Act, known as the "Speier Bill", which became effective January 1, 1995 and which prohibits, under most circumstances, referrals of clinical laboratory testing business by physicians to laboratories in which the physician has a "financial interest". Penalties for violation of these provisions can include fines, criminal penalties and disciplinary action against referring physicians. In addition, California has adopted the "Calderon" law, which prohibits physicians from "marking up" laboratory bills for lab services the physician did not perform. Unilab believes the Calderon law benefits independent laboratories by reducing the financial incentives for physician-owned laboratories.

     Governmental Investigations of Unilab. In August 1993, Unilab received a subpoena from HHS in connection with an investigation and internal review relating to the possible submission of false or improper claims under the Medicare and Medicaid programs. The HHS subpoena required production of a broad range of documents, including those relating to the Company's selling, pricing and billing practices. The HHS subpoena concerned fourteen tests, including five tests that were the subject of the Company's civil claims settlements. See
"Legal Proceedings--Department of Justice Settlement". Unilab completed production of these documents in February 1994. The Company did not hear anything further on the matter thereafter.

                  In August 1995, Unilab received a subpoena from HHS requesting certain information with respect to the Company's marketing and billing practices for CBC, a diagnostic test which was not included in any prior subpoena or any of the settlements entered into by Unilab in September 1993 (the "Settlements"). See, "Legal Proceedings--Department of Justice Settlement". The Company promptly completed production of all documents in response to the HHS subpoena and cooperated fully in the HHS investigation. Unilab reached an agreement with the Federal government in September 1996 to pay $4.0 million to conclude this investigation. In addition, in October 1996, Unilab paid the California MediCal program approximately $160,000 to settle all their claims regarding the same issue. The settlements did not constitute an admission by the Company with respect to any allegation, issue of law or fact arising from the investigation and Unilab received a full civil and administrative release from all claims by the government with respect to these billings through the date of the settlement agreement.

                  In May 1999,  Unilab  learned of a new  federal  investigation under the False Claims Act relating to the Company's billing practices for the following four test procedures: (1) apolipoprotein in conjunction with coronary risk panel assessments; (2) microscopic evaluation in conjunction with urinalysis; (3) performance of T7 index in conjunction with T3 and T4 tests; and
(4) fragmenting billing of unlisted panel codes. Unilab has gathered and voluntarily submitted documentation to the DOJ regarding the two tests with respect to which the DOJ has requested information. The Company cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal health care programs such as Medicare and Medicaid. Application of these remedies could have a material adverse effect upon the Company's business, financial condition, results of operations or prospects.

     Unilab's Compliance Program. In recent years, it has been OIG's practice to require labs that enter into government settlements with respect to marketing and billing practices to enter into corporate integrity agreements ("CIA"). Under the CIA, the lab is required to adopt and comply with various procedures for implementing a compliance program, including training programs, preparation of policy and procedure manuals and dissemination of educational materials to the workforce. OIG in 1997 proposed and publicly disseminated a Model Compliance Plan, which it revised slightly in 1998, to serve as guidance for laboratory compliance programs.

                  Unilab was not required to enter into a CIA when the Company reached two government settlements in 1993 and 1996. However, Unilab has voluntarily adopted a compliance program that substantially meets the guidelines described in the Model Compliance Plan. The Company has established a Compliance Committee, comprised of its senior officers. The compliance program is run under the supervision of the Director of Compliance, who reports to the Company's General Counsel. Both the General Counsel and the Director of Compliance update the Board of Directors on compliance matters on a regular basis.

                  In November 1998, Unilab acquired substantially all of the assets of Meris Laboratories, Inc. At that time, Meris had a CIA with the OIG arising from the settlement of claims against Meris asserted by the United States in connection with its LabScam investigations. As part of the purchase of the Meris assets and in lieu of assuming the Meris CIA, Unilab voluntarily entered into an agreement with the OIG entitled "Compliance Program Disclosure Agreement" (the "Unilab-Meris/OIG Agreement"). Pursuant to this Agreement Unilab will maintain its hotline, undertake special billing audits of the former Meris facilities, obtain new CLIA certifications and provider numbers for the former Meris facilities, and provide certain information to the OIG. The Unilab-Meris/OIG Agreement will expire on March 31, 2000.

                  In May 1999, Unilab acquired substantially all of the assets of Bio-Cypher Laboratories. Bio-Cypher, like Meris, was party to a CIA with the OIG, resulting from a prior settlement of claims against Bio-Cypher arising from the LabScam investigation. In connection with the acquisition of Bio-Cypher's assets, and in lieu of assuming Bio-Cypher's CIA obligations, in June 1999, Unilab again voluntarily entered into a Compliance Program Disclosure Agreement (the "Unilab-Bio-Cypher/OIG Agreement"). The Unilab-Bio-Cypher/OIG Agreement is substantially similar to the Unilab-Meris/OIG Agreement and will last until August 9, 2000.

   Reimbursement

                  Medicare reimbursement for clinical laboratory testing services is made pursuant to Medicare fee schedules, subject to a national limitation amount ("cap") that is based upon the median of all the Medicare fee schedules. From the late 1980s to the 1990s, the cap on Medicare reimbursement dropped from 115% to 74% of the median of all the Medicare fee schedules. BBA '97 provides for a freeze on fee schedule payments for 1998 through 2002. The President's FY2000 budget proposed a reduction of the Medicare fee schedule caps to 72% of the laboratory fee schedule medians, beginning January 1, 2000, but Congress did not accept this proposal. In addition, an expert panel considering changes in Medicare has proposed reinstatement of beneficiary cost sharing for diagnostic clinical laboratory services provided to Medicare patients, although it is not known whether the full Medicare Commission will agree to this proposal or whether any congressional action will be taken with regard to it. To date, Congress has not adopted any proposed legislation regarding beneficiary cost sharing.

     CPT Coding. Current Procedural Terminology ("CPT") codes form the basis for the coding of tests billed to Medicare and Medicaid, as well as to some third-party payors, and, thus, coding changes may substantially affect reimbursement levels. CPT codes are periodically revised by the AMA. One of the areas of the CPT code revision that has most affected laboratory reimbursement levels is a change in the codes that designate panel and profile tests, so that numerous panel codes have been eliminated entirely and those remaining have been given specific definitions for constituent tests for the first time. This coding change reduced Unilab's laboratory reimbursement and that of the clinical laboratory testing industry generally. Other codes have been eliminated or superseded by new codes, and codes have been added for new, previously uncoded procedures.

                  A substantial CPT revision effective as of April 1, 1998 included numerous new and revised individual and panel test codes affecting several laboratory specialties. The most significant changes again concern panel codes. The 1998 CPT revision replaced the 19 pre-existing multichannel chemistry profile codes with four "clinically relevant" test panels. Effective April 1, 1998, HCFA directed that laboratories could no longer bill Medicare for the multichannel chemistry profiles, but must use the new "clinically relevant" panels exclusively. This change appears to have had an adverse effect on revenues and operating costs of the clinical laboratory testing industry, including Unilab. Further changes were made in the CPT manual for 1999 and 2000. It is currently unclear what effect, if any, these changes will have on the Company.

Drug Testing

                  Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Service Administration ("SAMHSA"), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of the Federal government, Federal government contractors and certain other entities. To the extent that Unilab performs such testing, it must be certified as meeting SAMSHSA standards. Unilab's Tarzana (Los Angeles) laboratory is SAMSHSA-certified.

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

Competition

                 The independent clinical laboratory industry in the United States and in California is highly fragmented and is characterized by intense competition. According to HCFA, there are approximately 4,500 independent clinical laboratories in the United States, approximately 600 of which the Company believes are located in California. These independent clinical laboratories fall into two separate categories. The first are the smaller, local laboratories that generally offer fewer tests and services and have less capital than the larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients by providing a high level of personal and localized services.

                  The second group, which includes laboratories such as Unilab, consists of the larger regional or national laboratories that provide a broader range of tests and services. In California, Unilab's two largest independent clinical laboratory competitors are Quest Diagnostics Incorporated and Laboratory Corporation of America. Quest acquired SmithKline Beecham Clinical Laboratories, Inc. in 1999, which had been one of Unilab's principal competitors. The Company believes that it currently has approximately a 25% share of the California independent clinical laboratory testing market, more than twice that of its nearest competitor. Unilab expects to gain market share from hospital laboratories in the coming years. The hospital laboratory segment accounts for approximately one half of the $4.0 billion California clinical laboratory testing market and is characterized by a large number of primarily cost center laboratories, as opposed to profit center laboratories, that operate with low volumes and quick turn around times.

                 Unilab competes primarily on the basis of the following: (1) service capability and convenience offered by facilities, including accessibility of PSCs and local STAT testing availability; (2) size and scope of testing services performed; (3) accuracy, timeliness and consistency in reporting test results; (4) reputation in the medical community and (5) pricing of the laboratory's testing services. Competition for qualified personnel is also intensifying as statutory requirements for the licensing of personnel become more stringent. Unilab believes that its extensive California facilities provide easy access to its clients and quick reporting of results at competitive prices. It is expected that Unilab will be able to provide the full range of required testing, either through its own testing capabilities or by utilizing outside reference testing services contracted from third parties.

Employees

                  As of December 31, 1999, Unilab employed approximately 3,230 employees, none of whom were under union contract. The Company believes that its relations with employees are good.

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

                 Unilab leases its laboratory facilities and PSCs. All of the major laboratory facilities have been built or improved for the purpose of providing clinical laboratory testing services. The Company believes its facilities are suitable, adequate and have sufficient production capacity for its operations as currently conducted and as anticipated to be conducted. Unilab believes that if it were to lose the lease on any of its facilities, it could find alternate space at competitive market rates and relocate its operations to such new locations without disruption.

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

                  In November 1999, Unilab reached a settlement with a group of thirteen insurance companies regarding claims by the insurance companies that Unilab over-billed them in the early to mid-1990s in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government. Unilab paid $600,000 in the settlement. Such amount was reflected as a charge in the statement of operations for the second quarter of 1999. Since 1993, the Company has also entered into settlements with three additional insurance companies for an aggregate amount of $825,000.

                  In May 1999, Unilab learned of a new federal investigation under the False Claims Act relating to its billing practices for the following four test procedures: (1) apolipoprotein in conjunction with coronary risk panel assessments; (2) microscopic evaluation in conjunction with urinalysis; (3) performance of T7 index in conjunction with T3 and T4 tests and (4) fragmenting billing of unlisted panel codes. The Company has gathered and voluntarily submitted documentation to the DOJ regarding the two tests with respect to which the DOJ has requested information. Unilab cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal health care programs such as Medicare and Medicaid. Application of these remedies could have a material adverse effect upon Unilab's business, financial condition, results of operations or prospects.

Item 4.          Submission Of Matters to a Vote of Security Holders

                 On November 23, 1999, a Special Meeting of Stockholders was held, at which stockholders approved the Kelso Transaction, including a merger agreement with an affiliate of Kelso and the transactions contemplated by that agreement. In the merger:

o each outstanding share of the common stock of Unilab (other than those shares of certain Unilab institutional stockholders and Unilab senior management) was converted into the right to receive $5.85 in cash and each outstanding share of convertible preferred of Unilab was converted into the right to receive its liquidation preference of $5.75 in cash;
o some or all of the shares of certain Unilab institutional stockholders and members of Unilab senior management that did not exceed in the aggregate 5% of the outstanding common stock on a fully diluted basis prior to the merger remained outstanding; and
o Unilab became a subsidiary of affiliates and designees of Kelso and other investors.

         The count of all votes and ballots cast at the Special Meeting regarding the Kelso Transaction was as follows:

                 For...........................................27,989,173
                 Against or Withheld............................1,110,405
                 Abstained.........................................67,838
                 Broker Non-Votes..............................12,826,552
                 Total Outstanding.............................41,993,968


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

          Until November 23, 1999, the Company's common stock traded on the American Stock Exchange under the symbol "ULB". As of November 23, 1999, there were 46,780,918 shares of Common Stock outstanding held by 3,326 holders of record, including shares/options exercised after the date of record, and which were primarily related to the conversion of the $14 million Meris note.

          The Company did not pay any cash dividends with respect to its common stock during 1999. Summarized quarterly share price information is as follows:


       Year Ended   December 31, 1999                        Year Ended December 31, 1998
$ Price     First      Second     Third     Fourth     First      Second     Third      Fourth
Range       Quarter    Quarter    Quarter   Quarter    Quarter    Quarter    Quarter    Quarter
-----       -------    -------    -------   -------    -------    -------    -------    -------
High       3.188      6.00     5.688         5.813       3.00      3.125     2.625     2.375
Low        2.313      2.938    5.188         5.50        1.688     2.375     1.75      1.625


                 As of the consummation of the Kelso Transaction on November 23, 1999, the stock ceased to be publicly traded.

Item 6.          Selected Financial Data

                 The selected financial data for each of the five years in the period ended December 31, 1999 is as follows:

(amounts in thousands, except per share data)
----------------------------------------------------------------------------------------------------------
For the Years Ended December 31,              1999          1998           1997         1996         1995
----------------------------------------------------------------------------------------------------------
Revenue                                    $285,163      $217,370       $214,001     $205,217     $189,042
----------------------------------------------------------------------------------------------------------
Legal, acquisition and restructuring
related charges                                 600          ----           ----       70,595        4,400
----------------------------------------------------------------------------------------------------------
Merger/recapitalization expenses             25,167          ----           ----         ----         ----
----------------------------------------------------------------------------------------------------------
Operating income (loss)                      13,722        24,241         14,604      (72,842)       4,539
----------------------------------------------------------------------------------------------------------
Loss on sale of equity investment/             ----          ----           ----        4,529       36,499
promissory note
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
and extraordinary item                       (5,123)       10,703            536      (89,493)     (40,043)
----------------------------------------------------------------------------------------------------------
Income tax benefit                           11,904          ----           ----         ----         ----
----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item       6,781        10,703            536      (89,493)     (40,043)
----------------------------------------------------------------------------------------------------------
Extraordinary item                           20,773          ----           ----        3,451        1,732
----------------------------------------------------------------------------------------------------------
Net income (loss)                           (13,992)       10,703            536      (92,944)     (41,775)
----------------------------------------------------------------------------------------------------------
Preferred stock dividends                       108           131            138          144          144
----------------------------------------------------------------------------------------------------------
Net income (loss) available to
common shareholders                         (14,100)       10,572            398      (93,088)     (41,919)
----------------------------------------------------------------------------------------------------------
At December 31,
----------------------------------------------------------------------------------------------------------
Total assets                                193,530       142,460        118,700      125,919      196,174
----------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion      310,941       137,170        124,285      126,120       87,207
----------------------------------------------------------------------------------------------------------
Shareholders' equity (deficit)             (158,289)      (21,367)       (32,283)     (34,688)      56,330
----------------------------------------------------------------------------------------------------------

Note:   The variations in the year-to-year  comparisons are due primarily to the acquisition of substantially all of the assets of Physicians
        Clinical    Laboratories,  Inc., effective May 10, 1999, the acquisition of substantially all of the assets of Meris Laboratories, Inc., effective November 5, 1998, and the acquisition of MLN Holding Acquisition Co., effective May 16, 1995. In addition, see Notes 4 and 5 of the Notes to Consolidated Financial Statements at page F-10 for a more detailed discussion of the legal and acquisition related charges, and merger/recapitalization expenses recorded in 1999.
        The $70.6 million legal, acquisition and restructuring related charges recorded in 1996 relate to a goodwill write-off in the amount of $61.7 million, $4.9 million paid in government and other settlements, and $4.0 million in restructuring and severance costs. The $4.5 million loss on the sale of a promissory note in 1996 is attributable to a $4.0 million loss in principal and a $0.5 million write-off of accrued and unpaid interest. The $3.5 million extraordinary item in 1996 was due to a loss on early extinguishment of debt. The $4.4 million legal charge recorded in 1995 relates to a settlement and legal fees paid in connection with a lawsuit regarding the Company's sales, marketing and distribution of a product designed for use in connection with pap smears. The $36.5 loss on the sale of equity investment recorded in 1995 relates to the sale of a 40% equity investment the Company had in a European laboratory company. The $1.7 million extraordinary item in 1995 was due to a loss on early extinguishment of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 1999 compared to year ended December 31, 1998

Revenue. Revenue increased to $285.2 million for the year ended December 31, 1999 from $217.4 million for the comparable prior year period, representing an increase of $67.8 million or 31.2%. Approximately $48.7 million of the increase was attributable to revenue generated from the acquisitions of Meris Laboratories, Inc. ("Meris"), effective November 5, 1998 and Physicians Clinical Laboratory, Inc. (doing business as Bio-Cypher Laboratories) ("BCL"), effective May 10, 1999. Exclusive of the acquired Meris and BCL businesses, revenue increased $19.1 million, primarily the result of increases in reimbursement levels of $11.7 million and additional specimen volume generating $7.4 million.

The Company experienced a 5.2% increase, exclusive of the acquired Meris and BCL businesses, in the average reimbursement received for each specimen processed during the year ended December 31, 1999 versus the comparable prior year period. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other better priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted and other infectious diseases. Exclusive of the acquired Meris and BCL businesses, the Company experienced a 3.4% increase in the number of specimens processed during the year ended December 31, 1999 versus the comparable prior year period. In addition, while the Company experienced increases in volume over the prior year through acquisitions and growth in the core business, the Company experienced, over the last several months of 1999, greater seasonal softness than anticipated and the Company purged more business (primarily lower priced and less profitable accounts) from the BCL acquisition than originally forecasted.

Salaries, Wages and Benefits. Salaries, wages and benefits increased to $84.5 million for the year ended December 31, 1999 from $67.7 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits decreased to 29.6% for the year ended December 31, 1999 from 31.2% for the comparable prior year period. The decrease primarily reflects the economies of scale associated with processing a significantly higher specimen volume (25.2% volume increase including the effect of the Meris and BCL acquisitions) without the same corresponding increase in headcount.

Supplies. Supplies expense increased to $41.5 million for the year ended December 31, 1999 from $30.7 million for the comparable prior year period. As a percentage of revenue, supplies expense increased to 14.6% for the year ended December 31, 1999 from 14.1% for the comparable prior year period. The increase was attributable to bringing certain more costly testing in-house, mandated use of more costly safety needles and inefficiencies of running two laboratories in the Sacramento area during the integration period of BCL. The Company closed the BCL laboratory in mid-August, 1999.

Other Operating Expenses. Other operating expenses increased to $70.4 million for the year ended December 31, 1999 from $53.6 million for the comparable prior year period. As a percentage of revenue, other operating expenses were consistent at 24.7% for the years ended December 31, 1999 and 1998.

Legal Charge. In 1999, the Company reached a settlement for $0.6 million with a group of insurance companies regarding claims by the insurance companies that the Company over-billed them in the early to mid-1990's in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government.

Merger/Recapitalization Expenses. On May 24, 1999, the Company entered into an agreement with UC Acquisition Sub, Inc., which is owned by affiliates of Kelso under which UC Acquisition Sub, Inc. merged with and into the Company. The merger was completed on November 23, 1999 and was accounted for as a recapitalization. As part of the Kelso Transaction, the Company incurred expenses of $25.2 million related primarily to financial advisory fees, other financing fees and expenses, legal and accounting fees, printing costs, severance costs, and other miscellaneous items.

Amortization and Depreciation. Amortization and depreciation increased to $10.2 million for the year ended December 31, 1999 from $7.6 million for the comparable prior year period. The increase was primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the Meris and BCL acquisitions. In addition, based upon the final review of certain assets acquired in the Meris and BCL acquisitions, the Company changed its estimate of goodwill amortization arising from those acquisitions to a 10-year period effective July 1, 1999. The effect of the change was to increase amortization expense by $1.2 million for the year ended December 31, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $39.1 million for the year ended December 31, 1999 from $33.5 million for the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses decreased to 13.7% for the year ended December 31, 1999 from 15.4% for the comparable prior year period. Such decrease continued the trend realized by the Company throughout 1998 and 1999 from cost reduction efforts and also reflected the economies of scale and efficiencies gained from the Meris and BCL acquisitions.

EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $3.1 million for the year ended December 31, 1999 compared to $31.8 million for the comparable prior year period. Without the effect of the $0.6 million legal charge recorded in the second quarter of 1999 and the merger/recapitalization expenses recorded in the fourth quarter of 1999, EBITDA for the year ended December 31, 1999 would have been $49.7 million or 17.4% of sales, and would have represented an increase of approximately 56% over the comparable prior year period.

Interest Expense. Interest expense, net increased to $18.8 million for the year ended December 31, 1999 from $13.5 million for the comparable prior year period. The increase was primarily due to the additional interest expense incurred on the $14.0 million convertible subordinated note issued in connection with the Meris acquisition, the $25.0 million subordinated note issued in connection with the BCL acquisition and the additional interest expense from the significant increase in leverage due to the Kelso Transaction.

The Company's interest expense will increase significantly in the year 2000 as the effect of the additional interest expense from the increase in leverage due to the Kelso Transaction completed in late 1999, which will be incurred for a full year period.

Tax Benefit. The Company establishes a valuation allowance in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's improved operating performance in 1998 and 1999 (before the merger/recapitalization expenses) and, having fully integrated both the Meris and BCL acquisitions, the Company believed it would have sufficient future taxable income and therefore reduced its valuation allowance by approximately $16.6 during the third quarter of 1999.

Approximately $4.7 million of the tax asset recorded during the third quarter of 1999 reduced the amount of goodwill recorded from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statement of operations. If the Company does not further reduce its valuation allowance in the future, the Company expects to have an effective tax rate of approximately 42% on a going forward basis.

Year ended December 31, 1998 compared to year ended December 31, 1997

Revenue. Revenue increased to $217.4 million for the year ended December 31, 1998 from $214.0 million for the comparable prior year period, representing an increase of $3.4 million or 1.6%. Approximately $2.9 million of the increase was attributable to revenue generated from the acquisition of Meris, which was effective as of November 5, 1998. Exclusive of the acquired Meris business, revenue increased $0.5 million, primarily the result of increases in reimbursement levels of $6.3 million offset by decreases in specimen volume of approximately $5.8 million.

The Company experienced a 3.1% increase, exclusive of the acquired Meris business, in the average reimbursement received for each specimen processed during the year ended December 31, 1998 versus the comparable prior year period. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients as the Company continues its strategy to only work with managed care clients who are willing to adequately pay for the levels of service they request and the elimination and replacement of the Company's most unprofitable accounts with other reasonably priced business. Exclusive of the acquired Meris business, the Company experienced a 2.8% decrease in the number of specimens processed during the year ended December 31, 1998 versus the comparable prior year period. The decrease in volume was due to the effect of Medicare requirements for new test panels which led to changes in ordering patterns among physicians, the elimination of some under-performing accounts and the exit from small geographical areas where the Company could not achieve significant economies of scale.

Salaries, Wages and Benefits. Salaries, wages and benefits decreased to $67.7 million for the year ended December 31, 1998 from $69.1 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits were 31.2% and 32.3% for the years ended December 31, 1998 and 1997, respectively. Such decrease primarily reflects a reduction in headcount and tight control over the growth in wage increases.

Supplies. Supplies expense remained consistent at approximately 14.0% of revenue for the years ended December 31, 1998 and 1997. However, supplies expense per specimen processed has increased slightly in 1998 as the Company started to perform certain more costly tests in-house in late 1997 that were previously sent to outside reference laboratories. Although the Company experienced a slight increase in supplies expense related to bringing this testing in-house, the Company had a positive net benefit as lab subcontracting expenses decreased by more than 10% in the year ended December 31, 1998 from the comparable prior year period.

Other Operating Expenses. Other operating expenses decreased to $53.6 million for the year ended December 31, 1998 from $57.0 million for the comparable prior year period. As a percentage of revenue, other operating expenses were 24.7% and 26.6% for the years ended December 31, 1998 and 1997, respectively. Such decrease was primarily due to reductions in lab subcontracting expenses (see explanation in preceding paragraph) and reductions in outside courier, automobile, telecommunication and insurance expenses, as the Company evaluated all expense line items throughout 1997 and 1998 and streamlined expenses as necessary to achieve cost efficiencies.

Amortization and Depreciation. Amortization and depreciation expense decreased to $7.6 million for the year ended December 31, 1998 from $8.9 million for the comparable prior year period primarily due to certain non-compete agreements and laboratory computer equipment becoming fully amortized or depreciated in late 1997 and early 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $33.5 million for the year ended December 31, 1998 from $34.6 million for the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses were 15.4% and 16.2% for the years ended December 31, 1998 and 1997, respectively. Such decrease continued the trend realized by the Company throughout 1997 and relates to a reduction in corporate managerial and administrative positions and streamlining of all operating support services.

EBITDA. EBITDA were $31.8 million for the year ended December 31, 1998 compared to $23.5 million for the comparable prior year period. Without the effect of a $1.2 million impact on EBITDA resulting from the integration period between November 5, 1998 and late December 1998 of the Meris acquisition, EBITDA for the year ended December 31, 1998 would have been $33.0 million.

Interest Expense. Interest expense, net decreased to $13.5 million for the year ended December 31, 1998 from $14.1 million for the comparable prior year period primarily due to the repayment of capital lease obligations.

Liquidity and Capital Resources

Net cash used by operating activities during the year ended December 31, 1999 was $8.4 million. However, such amount was significantly affected by the expenses incurred by the Company to complete the Kelso Transaction in November 1999. Excluding the effect of the merger/recapitalization expenses, the Company would have had net cash provided by operating activities of $31.6 million, which would have reflected an improvement of $17.6 million over the comparable prior year period when net cash provided by operating activities was $14.0 million. Such pro forma increase in 1999 was primarily due to an improvement in the Company's operating performance and timing of payments for accounts payable.

Net cash provided by financing activities was $15.7 million for the year ending December 31, 1999. As part of the Kelso Transaction, 44.9 million shares of the Company's common stock were converted into cash at $5.85 per share, 364,000 shares of preferred stock were converted into cash at $5.75 per share, stock options were cancelled for cash consideration of $15.4 million, and the Company retired $144.5 million of debt. In order to finance, among other things, the conversion into cash of the common stock, preferred stock, stock options and the retirement of debt, the Company received a new common equity investment of $139.5 million from affiliates of Kelso, borrowed $160.0 million under a new senior bank credit facility and issued $155.0 million of new senior notes. In order to secure the new financing, the Company paid $8.6 million primarily for financing fees to the underwriters of such debt. In addition, the Company's financing activities in 1999 consisted of scheduled principal repayments under capital lease obligations of $1.2 million, issuance of preferred dividends of $0.1 million and proceeds from the exercise of stock options of $0.3 million.

Net cash used by investing activities was $14.9 million for the year ended December 31, 1999, resulting from an $8.6 million cash payment in partial consideration of the purchase price for the BCL acquisition and $6.3 million of fixed asset additions. The Company expects that its capital expenditure requirements, excluding any amounts related to acquisitions, will approximate $6.0 million in 2000.

As part of the Kelso Transaction, the Company completed an offering of $155.0 million of senior notes (the "New Senior Notes") in September 1999 and entered into a credit agreement (the "Credit Agreement") with a syndicate of banks and other financial institutions for a $185.0 million credit facility (the "Credit Facility").

Interest on the New Senior Notes is 12.75% and is payable on April 1st and October 1st of each year. The New Senior Notes are due October 2009 and the Company is not obligated to make any mandatory redemption or sinking fund payment with respect to the New Senior Notes prior to maturity.

The New Senior Notes are not redeemable prior to October 1, 2004, after which the New Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such New Senior Notes (the "Indenture"), plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2002, the Company may redeem up to 35% of the outstanding notes with the net proceeds of one or more public offerings of common stock of the Company, at a redemption price of 112.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

The $185.0 million Credit Facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Any borrowings under the revolving line of credit are due October 2005. The Term A loan is due in quarterly principal payments of $1.3 million starting on December 2000 and increasing to $1.9 million in December 2001, $2.5 million in December 2002, $3.1 million in December 2003 and $3.8 million in December 2004. The Term B loan is due in quarterly principal payments of $0.3 million starting December 1999 through September 2005 and increasing to $25.9 million in December 2005 through November 2006. In addition, the Credit Agreement requires mandatory repayments for various items, including a percentage of annual excess cash flows, as defined. The amounts outstanding under the Credit Facility are subject to certain restrictive comments. The covenants include, but are not limited to, requirements that the Company maintain specified financial ratios and stay within defined limitations on capital expenditures and additional indebtedness. The Company also cannot declare or pay any dividends. All obligations under the Credit Facility are secured by substantially all of the Company's assets.

If the Company's ratio of net total debt to EBITDA (as defined in a capital call agreement) for the year 2000 is greater than 5.0 times, Kelso and its affiliates will be required, pursuant to a capital call agreement, to make (or cause their designees to make) an equity investment in the Company. The proceeds from the equity investment will be used to retire the term loans under the Credit Facility. To the extent all such proceeds are not fully used to repay the term loans, the commitment under the revolving credit facility will be reduced by an amount equal to the lesser of (a) the amount necessary to cause the ratio of net total debt to EBITDA, after giving effect to the equity investment, to equal 5.0 times and (b) $50.0 million.

As part of the Kelso Transaction, the Company tendered for $120.0 million (face value) of senior notes ("Old Senior Notes") existing prior to the recapitalization. 99.6% of the holders of the Old Senior Notes accepted the Company's tender offer; however, 0.4% of holders did not tender and therefore $0.5 million of the Company's Old Senior Notes remain outstanding. Interest on the Old Senior Notes is 11% and is payable on April 1st and October 1st of each year. The Old Senior Notes are due April 2006 and are not redeemable prior to April 1, 2001, after which the Old Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such notes, plus accrued and unpaid interest, if any, to the date of redemption.

The New and Old Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all unsubordinated indebtedness of the Company. In addition, the Indenture limits the ability of the Company to pay dividends or distributions on capital stock or repurchase capital stock and incur additional indebtedness, under certain circumstances.

The Company had $12.6 million of cash and cash equivalents on hand at December 31, 1999. Management believes that the amount of cash and cash equivalents available at December 31, 1999, cash flows expected to be generated from operations and additional borrowing capabilities under the revolving line of credit of $25.0 million will be adequate to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease and debt obligations for the foreseeable future.

Year 2000 Update

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue". However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

The Company expended $0.5 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

Seasonality

The Company's operations experience seasonal trends that the Company believes affect all clinical laboratory companies. Testing volume generally tends to be lower during the holiday seasons and, to a lesser extent, inclement weather. As a result, because a substantial portion of the Company's expenses are relatively fixed over the short term, the Company's operating income as a percentage of revenue tends to decrease during the fourth quarter of each year, mainly due to the Christmas and Thanksgiving holidays.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

As of December 31, 1999, the Company had borrowings of $159.7 million under a $185.0 million Credit Facility. The Credit Facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25 million in revolving loans. Interest on amounts borrowed under the Credit Facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. At any time, a sharp rise in interest rates could have a material adverse impact upon the Company's cost of working capital and interest expense. For every one-half percent rise in interest rates on the Company's variable note obligations held at December 31, 1999, interest expense would increase by $0.8 million annually.

Item 8.    Financial Statements and Supplementary Data

           Please see pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     The following table sets forth certain information regarding the directors, executive officers and key management personnel of our company.

  Name                  Age   Position

David C. Weavil         48    Chairman of the Board

Robert E. Whalen        57    President, Chief Executive Officer and Director

Brian D. Urban          37    Executive Vice President, Chief Financial Officer
                              and Treasurer

David W. Gee            39    Executive Vice President, Secretary and General
                              Counsel

Mark L. Bibi            41    Executive Vice President

Ian J. Brotchie         59    Executive Vice President and Division President,
                              Unilab Northern

R. Jeffrey Lanzolatta   46    Executive Vice President and Division President,
                              Unilab Southern

C. Michael Hanbury      35    Senior Vice President, Chief Scientific Officer

Paul T. Wertlake        63    Vice President, Chief Medical Officer

Michael B. Goldberg     52    Director

David I. Wahrhaftig     42    Director


   David C. Weavil served as Chairman, President and Chief Executive Officer of Unilab from January 1997 to November 1999. Effective as of the Kelso
Transaction, Mr. Weavil serves only as Chairman of the Board. He served as Executive Vice President of Laboratory Corporation of America Holdings ("LabCorp") from the April 1995 merger of Roche Biomedical Laboratories, Inc. ("RBL") and National Health Laboratories, Inc. ("NHL"), which created LabCorp, until December 1996. He was additionally appointed Chief Operating Officer of LabCorp in September 1995. Previously, Mr. Weavil served as Senior Vice President and Chief Operating Officer of RBL from 1989 to April 1995. From 1988 through 1989, Mr. Weavil was Regional Senior Vice President-Mid-Atlantic of RBL. Prior to that, he served as Senior Vice President and Chief Financial Officer of RBL from 1982 to 1988.

   Robert E. Whalen was appointed President, Chief Executive Officer and a director of Unilab effective as of the recapitalization. From May 1997 to September 3, 1999, Mr. Whalen served as Executive Vice President and, from September 1998 to September 3, 1999, as Chief Operating Officer of Scripps's Clinic, a 320-physician multi-specialty medical group located in Southern California. From the April 1995 merger of RBL and NHL until August 1996, Mr. Whalen served as Executive Vice President of LabCorp. Prior to his employment at LabCorp, Mr. Whalen held various senior level positions with NHL, which he joined in 1976. He served as Executive Vice President of NHL from 1993 to 1995, as Senior Vice President from 1991 to 1993 and as Vice President--Administration from 1985 to 1993. From 1979 to 1985, he was Vice President--Division Manager of NHL. At NHL and later LabCorp, Mr. Whalen oversaw human resources, client service and major regional laboratories in California, Washington, Nevada and Utah. Mr. Whalen was a member of the management committee at NHL and LabCorp.

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

   David Gee was appointed Executive Vice President, Secretary and General Counsel of Unilab March 1, 2000. Prior to his employment with Unilab, Mr. Gee was with the Seattle, Washington law firm of Garvey, Schubert & Barer from June 1998 through February 2000. Prior thereto, he served as Associate Vice
President, Counsel, and Assistant Secretary for Laboratory Corporation of America ("LabCorp") from May 1995 to June 1998. He served as the Associate
General Counsel and Assistant Secretary of LabCorp's predecessor, National Health Laboratories Incorporated from 1991 to 1995. Prior thereto, Mr. Gee was with the law firm of Pillsbury, Madison & Sutro in its Los Angeles and San Diego offices.

   Mark L. Bibi has been Executive Vice President since March 2000. He was Executive Vice President, Secretary and General Counsel of Unilab from May 1998 through February 2000. He served as Vice President, Secretary and General Counsel from June 1993 through April 1998. Mr. Bibi was with the New York City law firm of Schulte Roth & Zabel from May 1989 through June 1993. Prior thereto, he was with the law firm of Sullivan & Cromwell, New York, New York, from August 1985 to April 1989.

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

     C. Michael Hanbury, Ph.D., Senior Vice President and Chief Scientific Officer, has been with Unilab since April 1998. Prior to joining Unilab, from April 1996 to April 1998, Dr. Hanbury managed Regulatory Affairs for Roche Diagnostics, Inc., an international diagnostic company representing their interests to the US Food and Drug Administration for a variety of molecular diagnostic tests for infectious disease. Prior thereto, Dr. Hanbury served from September 1994 to March 1996 as National Technical Director of an international clinical diagnostic manufacturer and as a clinical chemist for Roche Biomedical Labs from April 1988 to September 1994. Dr. Hanbury is a registered clinical pathologist with over 14 years experience in laboratory testing services and in vitro diagnostic manufacturing.

     Paul T. Wertlake, M.D., has been Vice President and Chief Medical Officer of Unilab since January 1994. Since October 1989, Dr. Wertlake has served as the Senior Medical Officer for Southern California and Medical Director of our Tarzana laboratory. Prior thereto, Dr. Wertlake has served in the academic, hospital and reference laboratory sectors.

     Michael B. Goldberg has been a Managing Director of Kelso since October 1991 and became a director of Unilab effective as of the recapitalization. Mr. Goldberg served as a Managing Director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc., Hosiery Corporation of America, Inc. and Netspeak Corporation. Mr. Goldberg is also a director of the Phoenix House Foundation and the Woodrow Wilson Council.

     David I. Wahrhaftig has been a Managing Director of Kelso since April 1998. Mr. Wahrhaftig has been affiliated with Kelso since 1987, and became a director of Unilab effective as of the recapitalization. Mr. Wahrhaftig also serves as a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc. and Humphreys, Inc.

     Haywood D. Cochrane, Jr., Kirby L. Cramer, William Gedale, Richard A. Michaelson, and Gabriel B. Thomas served as Directors during 1999 until completion of the Kelso Transaction on November 23, 1999.

Item 11.       Executive Compensation

The following table sets forth the annual and long-term compensation paid or accrued by Unilab for services rendered in all capacities to Unilab during the years ended December 31, 1999, 1998 and 1997, of those persons who were, at December 31, 1999, (i) the Chief Executive Officer and (ii) the other Named Executive Officers of Unilab whose total annual salary and bonus for the year ended December 31, 1999 exceeded $100,000 (Messrs. Weavil, Whalen, Lanzolatta and Brotchie collectively are referred to herein as the "Named Executive Officers").

                           Summary Compensation Table

                                         Annual                         Long-Term
Name and Title                  Year     Salary     Bonus    Def Comp   SERP Plan    Other
                              --------   --------   -------  --------   ---------    ---------
David C. Weavil                 1999   $358,889   $400,000   $60,711   $828,299     $ 4,888,898(3)
Chairman (1)                    1998    400,000    425,000    66,000    106,137          12,000
                                1997    400,000    200,000    40,000     24,560         139,659(4)

Robert E. Whalen                1999     41,111       --       3,289       --           92,222 (5)
President & CEO (2)

R. Jeffrey  Lanzolatta          1999    225,000    175,000    32,000    384,653       2,217,537(6)
Executive Vice President and    1998    225,000    125,000    28,000     49,113          13,163

Ian Brotchie                    1999    225,000    110,000    26,800    614,001       1,304,850(7)
Executive Vice President and    1998    225,000     57,500    22,600    102,923          11,772
President, Northern Division

(1) Mr. Weavil served as Chairman, President and CEO of the Company from January 20, 1997 to November 23, 1999. He has been Chairman since November 23, 1999.

(2) Mr. Whalen has served as President and CEO since November 23, 1999.

(3) Represents (a)$2,500,000 payment in consideration for Mr. Weavil's agreement not to compete with the Company in certain circumstances following his departure as President and CEO, (b) $2,378,125 realized upon exercise and payment of stock options in the Kelso Transaction and (c) $10,773 for a car allowance.

(4) Represents the benefits from a car allowance, expenses paid by the company related to Mr. Weavil's relocation to and residence in California, the benefit from the Company providing group term life insurance and related tax gross-up payments on such amounts (such tax gross-up payments being $60,955).

(5) Represents consulting payments to Mr. Whalen for the period from September 1, 1999 to November 22, 1999.

(6) Represents (a) $1,237,025 realized upon exercise of options during the year and the payment of stock options in the Kelso Transaction, (b) $9,600 for a car allowance, (c) $877,500 from the sale of 150,000 restricted shares of Unilab common stock that had previously been granted to him by the Company, (d) forgiveness of a $50,000 loan, (e) imputed interest of $2,580 on an interest free loan and (f) tax gross-up benefits of $40,827. Mr. Lanzolatta assumed his current position in 1998.

(7) Represents (a) $1,295,250 realized upon exercise and payment of stock options in the Kelso Transaction, (b) $9,600 for car allowance. Mr. Brotchie assumed his current position in 1998.



Option Grants

                 The following table sets forth the grants of non-qualified stock options during the year ended December 31, 1999, to the Named Executive
Officers:


                       Option Grants in Last Fiscal Year (1999)

                   Options Granted  % of Total   Ex. Price   Market Price   Exp. Data
D. Weavil              ---            ---            ---        ---            ---
R. Whalen              ---            ---            ---        ---            ---
J. Lanzolatta (1)   50,000          7.03%         $2.3125     $2.3125         1/4/09
I. Brotchie (1)     50,000          7.03%         $2.3125     $2.3125         1/4/09


(1)In January 1999 pursuant to the Company's Stock Option and Performance Incentive Plan, Messrs. Lanzolatta and Brotchie were each granted options to purchase 50,000 shares of Unilab Common Stock at an exercise price of $2.3125 per share, the closing price per share of Unilab Common Stock as reported on the American Stock Exchange on the date of the grant (January
   4). All such options were cashed out in the Kelso Transaction at a per share price of $5.85.

Other Stock Options

The terms of the new stock option plan have not yet been finalized, though it is anticipated that 3.8 million options (besides those options being rolled-over) will be available for grants at an option exercise price of $5.85. It is anticipated that part of the options will vest through length of service and part will vest subject to various performance criteria. In addition, all outstanding options (besides those being rolled-over) became immediately vested and were cancelled for cash consideration of $15.4 million as part of the recapitalization.

Option Exercises and Fiscal Year-End Values

The following table reflects the options to purchase Unilab Common Stock that were exercised by the Named Executive Officers during the fiscal year ended December 31, 1999 and lists the number and value of the unexercised options to purchase Unilab Common Stock held by the Named Executive Officers at December 31, 1999.


                             Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                   Number of Securities       Value of Unexercised
                                                                  Underlying Unexercised    In-the-Money Options at
                                                                 Options at FY-End (#)(2)        FY-End ($)(2)
                                                                 ------------------------           ----------
                             Shares Acquired
    Name                     on Exercise (#)    Value Realized($)   Exercisable/Unexercisable  Exercisable/Unexercisable
    David C. Weavil (1)       500,000           2,378,125                 ---                        ---
    Robert E. Whalen              ---                 ---                 ---                        ---
    Jeff Lanzolatta           299,000           1,237,025                 ---                        ---
    Ian Brotchie              340,000           1,295,250                 ---                        ---

(1) Pursuant to Mr. Weavil's employment agreement he received in January 1997 options to purchase 250,000 shares of Common Stock, which vest in equal installments over five years, beginning January 1998 and ending January 2002. He also received in January 1998 pursuant to his employment agreement additional options to purchase 250,000 shares of Unilab Common Stock at an exercise price equal to the $1.75 per share closing market price of Unilab common Stock on the date of grant, which vest in equal installments over five years, beginning January 1999 and ending January 2003.

(2) All options (except certain options, valued at approximately $0.5 million, elected to be rolled-over by the option holders into a new stock option plan) to acquire shares of Unilab common stock that were outstanding in 1999 were cashed out in the Kelso Transaction at a per share price of $5.85.

Executive Retirement Plan

Effective as of January 1, 1995, the Company's stockholders approved the adoption of the Executive Retirement Plan (the "SERP"). The SERP provides for issuance to certain selected officers and other senior executives of the Company ("Executives") of up to 1,000,000 shares in the aggregate of Unilab Common Stock. Shares of Unilab Common Stock to be issued in connection with the SERP will be made available from treasury or authorized and unissued shares of Unilab Common Stock. An Executive participating in the SERP is entitled to receive an annual allocation of Awards. An Award is a unit of measurement equivalent to a share of Unilab Common Stock. The number of Awards allocated each year will have a fair market value equal to the annual expense of a projected single life annuity commencing at age 65, providing an Executive with a benefit equal to 2% of the Executive's "Final Compensation" multiplied by the number of years of service (not to exceed 25) the "Target Benefit"). For purposes of determining the annual expense under the SERP, an Executive's "Final Compensation" equals the projected average compensation of the Executive for the 5 consecutive calendar years preceding and including the Executive's attainment of age 65. Initially, based on recommendations from the actuary for the SERP, an Executive's compensation will be projected to increase at the rate of 5 1/2 % per year.

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

During 1999, three of the Company's four Named Executives participated in the SERP receiving the aggregate contributions specified in the Executive Compensation table set forth on Page 31. In addition, two other employees participated in the SERP, receiving aggregate contributions equivalent to $527,857.

Board of Directors'
Report on Executive Compensation

                 Until consummation of the Kelso Transaction on November 23, 1999, the Compensation Committee consisted of Messrs. Kirby L. Cramer
(Chairman) and Gabriel B. Thomas. Since November 23, 1999 the Board has functioned in the role of Compensation Committee, given its small size
(four persons).

                                   Philosophy

                 The Company has developed an overall compensation program and specific compensation plans which are designed to enhance corporate performance, and thus stockholder value, by aligning the financial interest of executives with those of its stockholders. The Company believes that this alignment of interests is still important, even in light of the fact that the Company has far fewer stockholders as a result of the Kelso Transaction. In pursuit of these overall objectives, the structure and scope of the Company's compensation program are designed to attract key executives to the Company and retain the best possible executive talent; to reinforce and link executive and stockholder interests through equity-based plans; and to provide a compensation package that recognizes individual performance in conjunction with overall corporate performance.

                 Principal Components of Executive Compensation

                 The principal elements of the Company's executive compensation program consist of both annual and long-term programs and include base salary, annual cash and/or stock bonus if performance objectives are achieved, and it is expected, at appropriate intervals, long-term incentive compensation in the form of stock option grants and/or awards of restricted stock. The Company also provides medical and other fringe benefits generally available to Company employees and, for certain of its selected senior executives, a deferred compensation plan and the SERP.

                 Base salaries for executives are determined by evaluation of the responsibilities of the position held and the experience of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for positions having comparable responsibilities at other companies in the clinical laboratory industry. In addition to comparing base salary compensation of other companies, consideration is given to the relative overall corporate performance of the Company in relation to its competitors in the industry, with the objective of achieving standards and setting base executive salaries in the Company somewhat above the market rate paid for comparable positions in the clinical laboratory industry.

                 The Company's executive officers and other key persons may be eligible for an annual cash and/or stock bonus under their individual employment agreements. Individual performance objectives formulated by Company management are recommended by the Chief Executive Officer for approval by the Board and are awarded upon the discretionary recommendation of the CEO. Eligible executives may receive bonus awards based upon certain percentages of base salary at threshold and maximum levels appropriate to the nature of their position in the Company. Whether any bonus is awarded, and, if so, the amount thereof depends upon actual performance against predetermined individual and corporate objectives established by the CEO or the Board. Additionally, cash bonuses were awarded for 1999 to certain senior officers of the Company in connection with consummation of the Kelso Transaction.

                 Historically, awards of stock options and restricted stock have been made periodically to executive officers and certain other employees of the Company upon consultation with and recommendation of the Chief Executive Officer and approval of the Compensation Committee or in the absence of a Compensation Committee, which may, under certain circumstances, be submitted for ratification by the Board of Directors. Such options have been granted with an exercise price equal to the market value of Unilab Common Stock on the date of grant. The Board intends to issue stock options in 2000 on the basis of the $5.85 per share purchase price in the Kelso Transaction.

                 The purpose of these awards has been to provide a meaningful equity interest in the Company to Company employees in a format that is designed to retain and align the financial interests of these employees with those of stockholders. The Board believes that this program has been and will continue to be instrumental in focusing the Company's senior management on building long-term value for stockholders. It has been the historical practice of the Company to make grants of stock options with a staggered vesting schedule and forfeiture of shares if not exercised within a specified period following separation from the Company's employ. The restricted stock grants similarly have contained certain restrictions on vesting and transfer tied to the recipient's continued employment by the Company. These restrictions on stock option awards and restricted stock grants are designed to encourage recipients to remain in the Company's employ in order to recognize the full value of the awards. The term over which these restrictions have applied typically is one to five years in the case of stock options and two to five years in the case of restricted stock.

                 In addition, the Company provides health care benefits and profit sharing for senior executives and other key persons on terms generally available to all Company employees. The Board believes that such benefits are comparable to those offered by other clinical laboratory companies. Except as specified in the Executive Compensation Table, the value of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed $50,000 or 10% of the total salary and bonus of an executive officer in the last fiscal year.

                 The Company's former chairman and CEO, David C. Weavil, and four other executive officers, may have received compensation for purposes of
Section 162(m) of the Internal Revenue Code in excess of $1 million during 1999, as a result of which not all compensation paid to such executive officers will qualify for deductibility under Section 162(m), which limits in certain circumstances the deductibility of compensation in excess of $1 million paid to certain executive officers, except for "performance-based compensation" which complies with requirements imposed under Section 162(m).

                     Chief Executive Officer's Compensation

                 For 1999, David C. Weavil, the Chairman, President and Chief Executive Officer of the Company during such period, was paid a base annual salary of $400,000, as specified in his employment agreement and the same as in 1997. The Compensation Committee considered Mr. Weavil's salary to be appropriate in light of (i) the need to recruit Mr. Weavil in January 1997 with an attractive compensation package, (ii) Mr. Weavil's compensation at his prior employer, (iii) the compensation of other senior executives in the clinical laboratory industry and (iv) the fact that the base salary was the same as Mr. Weavil's base salary in 1997. Mr. Weavil received a $400,000 cash bonus in November 1999 in consideration for 1999 performance and his efforts towards closing the Kelso Transaction. Mr. Weavil also received deferred compensation equal to 8% of his 1999 cash compensation (valued at $60,711), plus participation in the Company's Executive Retirement Plan (valued at $828,299 in
1999), which brought his annual cash compensation for 1999 to $1,647,899.

                 Upon consummation of the Kelso Transaction, Mr. Weavil entered into a consulting agreement with the Company, under which he is to receive $220,000 per year for 5 years. He also executed a non-compete agreement with the Company, for which he received additional consideration.

                 Robert E. Whalen became President and Chief Executive Officer of the Company upon consummation of the Kelso Transaction on November 23, 1999. Mr. Whalen has a base annual salary of $400,000, the same as his predecessor. Mr. Whalen also received deferred compensation equal to 8% of his 1999 cash compensation (valued at $3,289), which brought his cash compensation for 1999 to $44,400.

   Compensation of Other Named Executive Officer and Key Management Personnel

                 The Company has also entered into employment agreements with certain of the Company's other Named Executive Officers (Messrs. Lanzolatta and Brotchie) and other key management personnel. Each agreement provides a base salary plus potential bonus, if certain performance objectives are achieved, and other incentive compensation at the discretion of the chief Executive Officer (approved by the Compensation Committee or the Board in the case of the Company's other Named Executive Officers).

                 The Board believes that significant stock ownership, through grants of stock options, restricted stock, loans to finance the purchase of Common Stock and other forms of equity-based incentive compensation, are a major incentive in aligning the interests of employees, including senior management, and stockholders. The Board therefore intends to continue to explore various methods of assuring such commonality of interest in the Company's long-term performance.

                                  Michael B. Goldberg
                                  David I. Wahrhaftig
                                  David E. Weavil
                                  Robert E. Whalen
                                  Members of the Board

Item 12.         Security Ownership of Certain Beneficial Owners and Management

                 The following table sets forth information concerning each person believed to be a beneficial owner of more than 5% of the outstanding shares of Unilab common stock and beneficial ownership of Unilab common stock by each director, Named Executive Officer and all directors and executive officers as a group, in each case as of March 23, 2000.

                                                  Shares         Percentage
Kelso Investment Associates VI, L.P. (1)        18,743,590        72.8%
KEP VI, LLC (1)                                  2,901,709        11.3%
Frank T. Nickell (1)                                        (2)          (2)
Thomas R. Wall IV (1)                                       (2)          (2)
George E. Matelich (1)                                      (2)          (2)
Michael B. Goldberg (1)(3)                                  (2)          (2)
David I. Wahrhaftig (1)(3)                                  (2)          (2)
Frank K. Bynum, Jr. (1)                                     (2)          (2)
Philip E. Berney (1)                                        (2)          (2)
Robert E. Whalen (4)(5)                             50,000         0.2%
Brian D. Urban (4)(6)                               50,000         0.2%
All Directors and Executive Officers               100,000         0.4%
of Unilab as a Group (10 persons)
-----------

(1) The business address for these persons is Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(2) Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P.
          Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to the shares of common stock owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such shares.
(3)       Messrs. Goldberg and Wahrhaftig are directors of Unilab.
(4)       Business address:  18448 Oxnard Street, Tarzana, California 91356.
(5)       Mr. Whalen is President and Chief Executive Officer and a director.
(6)       Mr. Urban is Executive Vice President, Chief Financial Officer and
          Treasurer.


Item 13.         Certain Relationships and Related Transactions

                  Whalen Employment Agreement. The Company expects to enter into an employment agreement with Robert E. Whalen, retroactively effective as of the time of his appointment as President and Chief Executive Officer.

                  Weavil Employment Agreement and Consulting Agreement. Unilab entered into an employment agreement with David C. Weavil on January 20, 1997 to serve as Chairman of the Board, President and Chief Executive Officer of Unilab. With the completion of the Kelso Transaction, Mr. Weavil's employment agreement was terminated and the Company entered into a five-year consulting agreement with Mr. Weavil. Pursuant to this agreement, Mr. Weavil is entitled to an annual consulting fee of $220,000, a seat on the board of directors and options to purchase common stock of Unilab on terms that are substantially similar to the options granted to management and other employees following the merger. Mr. Weavil also received a bonus of $400,000. Unilab also entered into a non-competition agreement pursuant to which Mr. Weavil was compensated for limiting his ability to compete with the Company following the completion of the Kelso Transaction.

Transactions with Kelso

                  Under the terms of the merger agreement covering the Kelso Transaction and Unilab, the Company paid to Kelso a one-time fee of $6 million upon the completion of the merger plus out of pocket expenses of approximately $130,000. In addition, under the merger agreement, Unilab is required to do the following:

    o    pay to Kelso annual financial advisory fees of $600,000;

    o reimburse Kelso for its expenses incurred in providing Unilab with financial advisory services; and

    o indemnify Kelso and certain related parties with respect to the transactions contemplated by the merger, including the financing of the merger and any services to be provided by Kelso or any related party to Unilab going forward.

                  Unilab has already begun paying financial advisory fees to Kelso and has already reimbursed Kelso for some expenses.

                  Company directors that are affiliated with Kelso do not receive any compensation for serving on the board.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (a)1. Financial Statements

                Report of Independent Public Accountants................................F-1

                Statements of Operations for the Years Ended December 31, 1997,
                December 31, 1998 and December 31, 1999 ................................F-2

                Balance Sheets at December 31, 1998 and December 31, 1999...............F-3

                Statements of Shareholders' Equity (Deficit)  for the Years Ended
                December 31, 1997, December 31, 1998 and December 31, 1999..............F-4

                Statements of Cash Flows for the Years Ended December 31, 1997,
                December 31, 1998 and December 31, 1999.................................F-5

                Notes to the Consolidated Financial Statements..........................F-6

              (a)2. Financial Statement Schedules

                Report of Independent Public Accountant on
                Financial Statement Schedule............................................F-22

                Schedule II - Valuation and Qualifying Accounts.........................F-23

             (a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

                The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

                                    SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, Unilab Corporation has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   3/24/00                 UNILAB CORPORATION



                                  By:   /s/    Brian D. Urban
                                       ----------------------
                                  Name:  Brian D. Urban
                                  Title: Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer


                  In Accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                         Date
/s/ Robert E. Whalen                President and Chief Executive Officer,        March 24, 2000
--------------------                Director (Principal Executive Officer)
Robert E. Whalen

/s/ Brian D. Urban                  Executive Vice President,                     March 24, 2000
------------------                  Chief Financial Officer and
Brian D. Urban                      Treasurer (Principal Financial
                                    and Accounting Officer)


/s/ Michael D. Goldberg             Director                                      March 24, 2000
-----------------------
Michael D. Goldberg

/s/ David Wahrhaftig                Director                                      March 24, 2000
--------------------
David Wahrhaftig

/s/ David C. Weavil                 Director                                      March 24, 2000
-------------------
David C. Weavil

/s/ By Brian D. Urban
Brian D. Urban, Attorney-in-Fact                                                  March 24, 2000


                    Index

Exhibit No.         Description of Exhibit

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

 2.4 Asset Purchase Agreement, dated as of April 5, 1999, by and between the Company, as Buyer, and Physicians Clinical Laboratories, Inc. doing business as Bio-Cypher Laboratories, as Seller (Incorporated by Reference to
                    Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 10, 1999).

 2.5                Registration   Rights   Agreement  by  and  between  the
                    Company  and  Physicians   Clinical Laboratories,  Inc.
                    doing business as Bio-Cypher Laboratories, (Incorporated by Reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 10, 1999).

 2.6 Agreement and Plan of Merger, dated as of May 24, 1999, as amended between the Company and UC Acquisition Sub, Inc. (Incorporated by Reference to Exhibit 2.1 to the company's Current Report on Form 8-K dated May 24, 1999).

 2.7 Letter agreement, dated as of July 8, 1999, between the Company and UC Acquisition Sub, Inc.(Incorporated by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 8, 1999).

 2.8 Letter Agreement, dated as of July 30, 1999, between the Company and UC Acquisition Sub, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 8, 1999).

 2.9 Letter Agreement, dated as of August 10, 1999, between the Company and UC Acquisition Sub, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated August 13, 1999).

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

 4.1 Indenture, dated as of September 28, 1999, between Unilab Finance Corp. and HSBC Bank USA relating to the company's 12 3/4% Senior Subordinated Notes due 2009 (the "Indenture") (Incorporated by Reference to
                    Exhibit  4.1 to the  Company's  Registration
                    Statement  on Form S-4  dated  December  30,
                    1999).

 4.2 Supplemental Indenture, dated as of November 23, 1999, among the Company, Unilab Finance Corp. and HSBC Bank USA, amending the
                    Indenture   (Incorporated  by  Reference  to
                    Exhibit  4.2 to the  Company's  Registration
                    Statement  on Form S-4  dated  December  30,
                    1999).

 4.3 Assumption Agreement, dated as of November 23, 1999, between the Company and Unilab Finance Corp. (Incorporated by Reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 dated December 30, 1999).

 4.4 Credit Agreement, dated as of November 23, 1998, among the Company and the several lenders named therein (Incorporated by Reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 dated December 30, 1999).

 4.5 Capital Call Agreement, dated as of November 23, 1999, by and among Kelso & Company, L.P., the Company and Bankers Trust Company (Incorporated by Reference to
                    Exhibit 4.5 to the Company's Registration Statement on Form S-4 dated December 30, 1999).

10.1 Consulting Agreement, dated as of September 17, 1997, between the Company and Richard A. Michaelson (Incorporated by Reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2 Employment Agreement, dated as of January 20, 1997 between David C. Weavil and the Company (Incorporated by Reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.3 Amendment to Employment Agreement, dated November 23, 1999, by and between, the company and David C. Weavil (Incorporated by Reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4,dated December 30, 1999).

10.4 Consulting Agreement, dated as of December 1, 1999, by and between David C. Weavil and the Company (Incorporated by Reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, dated December 30, 1999).

10.5 Non Compete Agreement, dated November 23, 1999, by and among the Company, UC Acquisition Sub, Inc., and
                    David C. Weavil (Incorporated by Reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4, dated December 30, 1999).

10.6 Letter Agreement, dated January 20, 1997, between Andrew H. Baker and the Company (Incorporated by Reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.7 Consulting Agreement, dated as of January 20, 1997, between the Company and Hartill Ltd. (Incorporated by Reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, dated March 21, 1997).

10.8 Form of Key Management Personnel Employment Agreement (Incorporated by Reference to Exhibit No. 10.5 to Amendment No. 1, dated December 23, 1993, to the Company's Form S-1 Registration Statement dated November 30, 1993).

10.9 Stockholders Agreement, dated as of November 23, 1999, among the Company, Kelso Investment Associates VI, LLC KEP VI, LLC and certain other stockholders of the Company (Incorporated by Reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 dated December 30, 1999).

21.1 List of subsidiaries of the Company (the Company has no subsidiaries).

24.1                Power of Attorney of Michael Goldberg

24.2                Power of Attorney of David Wahrhaftig

24.3                Power of Attorney of Robert E. Whalen

24.4                Power of Attorney of David C. Weavil

99.1                Press Release, dated March 7, 2000, announcing 1999 results.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Unilab Corporation

         We have audited the accompanying balance sheets of Unilab Corporation (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unilab Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Los Angeles, California
March 3, 2000


                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                  For the years ended December 31,
                                                                   1999         1998        1997
                                                                  -------   -----------    --------
                                                                       (amounts in thousands)
Revenue ....................................................       $285,163    $217,370    $214,001
                                                                   --------     --------   --------
Direct Laboratory and Field Expenses:
     Salaries, wages and benefits...........................         84,476      67,742      69,094
     Supplies...............................................         41,532      30,671      29,858
     Other operating expenses...............................         70,443      53,594      56,990
                                                                       ----      ------     -------
                                                                    196,451     152,007    155,942
Legal charges...............................................            600         --          --
Merger/recapitalization expenses............................         25,167         --          --
Amortization and depreciation...............................         10,163       7,592       8,885
Selling, general and administrative expenses................         39,060      33,530      34,570
                                                                      ----       ------     -------
          Total Operating Expenses..........................        271,441     193,129     199,397
                                                                    -------      ------     -------
Operating Income ...........................................         13,722      24,241      14,604
     Interest expense, net..................................         18,845      13,538      14,068
                                                                    -------      ------     -------
Income (Loss) Before Tax Benefit and Extraordinary Item.....         (5,123)     10,703         536
Tax Benefit  ...............................................         11,904         --          --
                                                                    ------       ------     -------
Income Before Extraordinary Item............................          6,781      10,703         536
Extraordinary Item--loss on early extinguishment of debt....         20,773         --          --
                                                                    -------      ------     -------
Net Income (Loss)...........................................      $(13,992)    $ 10,703      $  536
                                                                  ---------     --------     ------

Preferred Stock Dividends...................................            108         131         138
Net Income (Loss) Available to Common Shareholders..........      $ (14,100)   $ 10,572      $  398
                                                                   ==========    =======      ======

The accompanying  notes are an integral part of these financial statements.


                               UNILAB CORPORATION
                                 BALANCE SHEETS

                                                                                   December 31,
                                                                                 1999         1998
                                                                                 -----       ------
                                                                               (amounts in thousands,
Assets                                                                         except per share data)

Current Assets:
Cash and cash equivalents...................................................     $ 12,557     $ 20,137
Accounts receivable, net of allowance for doubtful accounts
   of $21,250 and $10,813 in 1999 and 1998, respectively                           50,281       41,326
Inventory of supplies.......................................................        4,215        3,055
Prepaid expenses and other current assets...................................        1,710        1,045
                                                                                  -------       ------
     Total Current Assets...................................................       68,763       65,563
                                                                                   ------       ------
Property and equipment, net.................................................       13,125       11,277
Deferred tax asset..........................................................       16,558
Goodwill, net of accumulated amortization of $12,030
   and $7,754 in 1999 and 1998, respectively................................       81,857       56,949
Other intangible assets, net................................................        1,773        2,370
Other assets................................................................       11,454        6,301
                                                                                  -------      -------
                                                                                $ 193,530    $ 142,460
                                                                                =========    =========
Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt...........................................      $ 3,908      $ 1,206
Accounts payable and accrued liabilities....................................       22,468       14,533
Accrued payroll and benefits................................................        8,998        6,892
                                                                                 --------      -------
     Total Current Liabilities..............................................       35,374       22,631
                                                                                   ------       ------
Long-term debt, net of current portion......................................      310,941      137,170
Other liabilities...........................................................        5,504        4,026
Commitments and Contingencies
Shareholders' Equity (Deficit):
Convertible preferred stock, $.01 par value; Authorized--20,000 shares;
   Issued and Outstanding--0 and 364 at December 31, 1999 and 1998, respectively      --             4
Common stock, $.01 par value; Voting--Authorized--100,000 shares;
   Issued and Outstanding--25,758 and 40,708 at December 31, 1999
   and 1998, respectively                                                             258          407
Additional paid-in capital..................................................      149,312      228,395
Accumulated deficit.........................................................     (307,859)    (250,173)
                                                                                 --------     --------
   Total Shareholders' Deficit..............................................     (158,289)     (21,367)
                                                                                 --------     --------
                                                                                 $193,530     $142,460
                                                                                 ========     ========


The accompanying  notes are an integral part of these financial statements.



                                                       UNILAB CORPORATION
                                          STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      For the years ended December 31, 1999, 1998 and 1997
                                      (amounts in thousands, except per share amounts)
                                                                                                              Total
                                                                   Convertible     Additional                Shareholders'
                                                 Common Stock    Preferred Stock   Paid-In     Accumulated     Equity
                                                Shares  Amount   Shares   Amount   Capital        Deficit    (Deficit)

Balances, December 31, 1996..................    37,285   $ 373     400   $    4   $ 226,078   $(261,143)    $ (34,688)
Restricted shares issued to employees........        15      --     --        --         237         --            237
Restricted shares forfeited by employees.....       (20)     --     --        --         (45)        --            (45)
Issuance of shares for Company's 401(k) plan
   matching contributions                            29      --     --        --          49         --             49
Issuance of shares to certain Board Directors
   for services rendered                             84       1     --        --          63         --             64
Conversion of preferred stock to common stock        36      --     (36)      --          --         --             --
Issuance of shares at $0.625 upon exercise of
   stock options                                     75       1     --        --          46         --             47
Issuance of shares to a former CEO in
   connection with CEO's resignation                500       5     --        --         214         --            219
Shares sold to a former CEO pursuant to
   transition agreements in connection
   with CEO's resignation                           533       5     --        --         295         --            300
Shares sold to a former CeO pursuant to
   an employment agreement                        1,143      12     --        --         488         --            500
Issuance of shares to a former CEO as
   bonus pursuant to an employment
   agreement                                        229       2     --        --          98         --            100
Shares sold to a Board Director pursuant to
   a stock purchase plan                            500       5     --        --         276         --            281
Issuance of shares to employees as special
   year end bonus                                   169       2     --        --         253         --            255
Issuance of preferred stock dividend--$0.36
   per share                                        --       --     --        --          --        (138)         (138)
Net income...................................       --       --     --        --          --         536           536
                                               ------------------------------------------------------------------------
Balances, December 31, 1997..................    40,578   $ 406     364    $   4   $ 228,052   $(260,745)     $ (32,283)

Issuance of shares to certain Board Directors
   for services rendered                             72       1     --        --         159         --            160
Issuance of shares at $0.63--$2.19 upon
   exercise of options                               19       --    --        --          15         --             15
Issuance of shares for Company's 401(k) plan
   matchiing contributions                           14       --    --        --          25         --             25
Restricted shares issued to employees........        17       --    --        --         132         --            132
Issuance of shares to part-time employees as
   special bonus                                      8       --    --        --          12         --             12
Issuance of preferred stock dividend--$0.36 per
   share                                             --       --    --        --          --        (131)         (131)
Net income...................................        --       --    --        --          --      10,703        10,703
                                               ------------------------------------------------------------------------
Balances, December 31, 1998..................    40,708    $ 407    364    $   4   $228,395    $(250,173)     $(21,367)

Issuance of shares to certain Board Directors
   for services rendered                             39       --    --        --        100          --            100
Issuance of shares at $0.44--$2.00 upon
   exercise of options                              391        4    --        --        323          --            327
Miscellaneous issuances/repurchases of stock
   from employees                                   (40)      --    --        --         88          --             88
Issuance of shares in connection with the BCL
   acquisition                                    1,000       10    --        --       3,240         --          3,250
Conversion of note and accrued interest to
   common stock                                   4,683       47    --        --      14,002         --         14,049
Effect of the merger/recapitalization
   transaction...............................   (21,023)    (210)  (364)      (4)    (96,836)    (43,586)     (140,636)
Issuance of preferred stock dividend--$0.36 per
   share                                            --        --    --        --         --         (108)         (108)
Net loss.....................................       --        --    --        --         --      (13,992)      (13,992)
Balances, December 31, 1999..................    25,758    $ 258    --      $ --    $149,312   $(307,859)    $(158,289)
                                                  ---------------------------------------------------------------------
                                                                   --

The accompanying notes are an integral part of these financial statements.



                                                       UNILAB CORPORATION

                                                    STATEMENTS OF CASH FLOWS

                                                                             For the years ended December 31,
                                                                                1999       1998        1997
                                                                            ----------- ---------  --------
                                                                                      (in thousands)
Cash Flows From Operating Activities:
Net income (loss)..........................................................   $(13,992)    $10,703       $ 536
Adjustments to reconcile net income (loss) to net cash provided (used)
     Amortization and depreciation.........................................      10,163      7,592       8,885
     Provision for doubtful accounts.......................................      20,572     15,662      15,663
     Deferred tax benefit..................................................     (11,904)        --          --
     Non-cash merger/recapitalization expenses.............................       5,892         --          --
Net changes in assets and liabilities affecting operations, net of
     Increase in Accounts receivable.......................................     (21,636)   (17,154)    (14,967)
     Increase in Inventory of supplies.....................................        (623)      (106)       (207)
     (Increase) decrease in Prepaid expenses and other current assets......       (736)        250         407
     Increase in Other assets..............................................        (140)      (112)     (1,107)
     Increase (decrease) in Accounts payable and accrued liabilities.......       4,489     (4,047)     (7,221)
     Increase (decrease) in Accrued payroll and benefits...................       (820)        800         816
     Other.................................................................         325        408         910
                                                                                --------     --------   ---------
Net cash provided by (used in) operating activities........................      (8,410)    13,996       3,715
                                                                                ------       --------   ---------
Cash Flows From Financing Activities:
Borrowings under third party debt..........................................     310,765         --          --
Payments of third party debt...............................................    (145,993)    (1,720)     (1,776)
Financing costs under the New Senior Notes and Credit Facility.............      (8,635)        --          --
Purchase of old stock and stock options less new equity investment.........    (140,636)        --         581
Proceeds from exercise of options..........................................         327         15          47
Other   ...................................................................        (108)      (131)       (236)
                                                                                ----------   -------- ---------
Net cash provided by (used in) financing activities........................      15,720     (1,836)     (1,384)
                                                                                -----------  -------- ---------
Cash Flows From Investing Activities:
Capital expenditures.......................................................      (6,286)    (3,005)     (1,935)
Payments for acquisitions, net of cash acquired............................      (8,604)      (670)     (1,824)
                                                                                ---------   --------    -------
Net cash used by investing activities......................................     (14,890)    (3,675)     (3,759)
                                                                                ---------   --------   -------
Net Increase (Decrease) in Cash and Cash Equivalents.......................      (7,580)     8,485      (1,428)
Cash and Cash Equivalents--Beginning of Year................................      20,137    11,652      13,080
                                                                                ---------   --------   ------
Cash and Cash Equivalents--End of Year......................................    $ 12,557    $20,137    $11,652
                                                                                ========    =======     =======

The accompanying  notes are an integral part of these financial statements.

                               UNILAB CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   Description of the Company and Significant Accounting Policies

   a.  Description of the Company

     Unilab Corporation ("Unilab" or the "Company") provides clinical laboratory testing services to physicians, managed-care organizations, hospitals and other health care providers primarily in the State of California.

   b.  Inventory of Supplies

     Inventories, which consist principally of purchased clinical laboratory supplies, are valued at the lower of cost (first-in, first-out) or market.

   c.  Revenue Recognition

     Revenue is recognized at the time the service is provided. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payors to provide services at less than established billing rates.

     In addition, certain laboratory services are provided pursuant to managed care contracts which provide for the payment of capitated fees (a fixed monthly fee per individual enrolled with a managed care plan for some or all laboratory tests performed during the month) rather than individual fees for tests actually performed. Revenue under capitated arrangements is recognized monthly when billed or when due under the terms of the related contracts.

   d.  Use of Estimates

     The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The most significant estimates with regards to these financial statements relate to accounts receivable and insurance reserves.

     The Company's net accounts receivable balance is determined after deductions for contractual adjustments, which are estimated based on established billing rates made with third party payors, and an allowance for doubtful accounts, which primarily is based on the aging of the accounts and historical collection experience. In addition, the Company accrues for both asserted and unasserted claims arising from workers' compensation (1994 and 1995 only) and automobile liability losses (1994 through 1997 only). The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims experience.

   e. Fair Value of Financial Instruments and Concentration of Credit Risk

     The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company's $159.7 million of bank indebtedness and $155.0 million of senior notes were secured in late 1999 and the Company believes such amounts still approximate fair value. The Company believes that its non-bank indebtedness approximates fair value based on current yields for debt instruments of similar quality and terms.

     Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal and California Medicare/Medicaid programs. Revenue, net of contractual allowances, from direct billings under Federal and California Medicare/Medicaid programs during each of the years ended December 31, 1999, 1998 and 1997 approximated 25-30% of revenue.

   f. Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over 28 years, laboratory and computer equipment are generally depreciated over 7 and 3 years, respectively, and furniture and fixtures are depreciated over 5 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Major repairs which extend the life or add value to equipment are capitalized and depreciated over their remaining useful life.

   g. Goodwill

     Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight-line method. Goodwill is amortized over 40 years for acquisitions completed prior to January 1, 1995 and over 20 years for acquisitions after that date.

     Based upon a final review and valuation of certain assets acquired in the Meris Laboratories, Inc. ("Meris") and Physicians Clinical Laboratory, Inc. (doing business as Bio-Cypher Laboratories) ("BCL") acquisitions in November 1998 and May 1999, respectively, (see Note 3), the Company changed its estimate of goodwill amortization arising from these acquisitions to a ten year period effective July 1, 1999. The effect of this change in estimate was to increase amortization expense and the net loss by $1.2 million in 1999.

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill and other long-lived assets may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of goodwill to determine if impairment has incurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses discounted future expected net cash flows to determine the amount of impairment loss.

   h. Other Intangible Assets

     Customer lists and covenants not to compete are recorded at cost and are amortized utilizing the straight-line method over the estimated lives of the assets, generally 10 years for customer lists and 3-5 years for covenants not to compete. The cost of other intangible assets is evaluated periodically and adjusted, if necessary, if later events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.

   i. Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis for financial reporting purposes and the basis for tax purposes, in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes".

   j. Cash and Cash Equivalents

     For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

2.   Property and Equipment, Net and Other Intangible Assets

     Property and equipment, net consists of the following:

                                                          December 31,
                                                        1999       1998
                                                        (in thousands)
      Buildings..................................      $3,166     $3,166
      Leasehold improvements.....................       8,023      5,564
      Laboratory and other equipment.............      33,758     30,053
      Furniture and fixtures.....................       3,921      3,459
                                                      -------      -----
                                                       48,868     42,242
      Less-accumulated depreciation and
      amortization                                    $13,125    $11,277

     Depreciation expense was approximately $4.8 million in 1999, $5.0 million in 1998 and $6.0 million in 1997.

     Other intangible assets consist of the following:

                                                         December 31,
                                                        1999       1998
                                                        (in thousands)
            Customer lists.....................        $7,675     $7,675
            Covenants not to compete...........           235        235
                                                       -------     -----
                                                        7,910      7,910
            Less-accumulated amortization......         6,137      5,540
                                                       -------     -----
                                                       $1,773     $2,370

     Amortization expense for goodwill, other intangible assets and certain other deferred costs was approximately $5.4 million in 1999, $2.6 million in 1998 and $2.9 million in 1997.

3.   Acquisitions

     On September 16, 1998, the Company and Meris signed an asset purchase agreement whereby Unilab acquired substantially all of the assets of Meris. The agreement was approved on October 28, 1998 by the United States Bankruptcy Court in Los Angeles, California and Unilab took possession of the acquired net assets on November 5, 1998. The purchase price consisted of the issuance of a $14.0 million convertible subordinated note, $2.5 million in cash payable in seventy-two equal monthly installments and the assumption of net assets of $3.5 million, consisting primarily of accounts receivable. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of Meris since November 5, 1998.

     The purchase price was allocated to the net assets acquired based on their fair value at the date of acquisition, as follows:

                                                            (in thousands)
    Accounts receivable...................................   $   3,251
    Inventory of supplies.................................         138
    Property and equipment................................         175
    Goodwill..............................................      14,889
    Other intangible assets-non-compete agreements........         235
    Other Assets .........................................          46
                                                                    --
         Assets Acquired..................................      18,734
                                                                ======
    Issuance of convertible subordinated notes............      14,000
    Accrued employee benefits.............................         306
    Assumed accounts payable..............................       2,520
    Liabilities associated with integration period........       1,400
    Acquisition fees, primarily legal costs...............         508
                                                                 -----
         Liabilities Assumed or Incurred..................   $  18,734
                                                             =========


     As noted in the table above and in connection with the integration of the acquired Meris operations with those of Unilab, the Company recorded liabilities of $1.4 million (all of which were paid by December 31, 1999), primarily related to severance (for the reduction in headcount of approximately 230 employees) and other employee related liabilities.

     On April 5, 1999, the Company and BCL signed an asset purchase agreement whereby Unilab acquired substantially all of the assets of BCL. The acquisition was completed on May 10, 1999. The purchase price consisted of a $25.0 million subordinated promissory note, the issuance of 1.0 million shares of Unilab common stock and approximately $8.6 million of cash. In addition, Unilab acquired $8.8 million of tangible assets, the majority of which are trade accounts receivable, and assumed liabilities of approximately $3.5 million. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of BCL since May 10, 1999.

     The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition as follows:

                                                            (in thousands)
   Accounts receivable...................................    $   7,891
   Inventory of supplies.................................          537
   Property and equipment................................          358
   Goodwill .............................................       33,839
                                                                ------
       Assets Acquired...................................       42,625
                                                                ------
   Issuance of note .....................................       25,000
   Accrued payroll and benefits..........................        1,989
   Assumed accounts payable..............................        1,475
   Liabilities associated with integration period........        1,957
   Acquisition fees, primarily legal costs...............          350
   Cash payment .........................................        8,604
   Common stock issued...................................        3,250
                                                                 -----
       Purchase Price/Liabilities Assumed or Incurred....    $  42,625
                                                               =========

     As noted in the table above and in connection with the integration of the acquired BCL operations with those of Unilab, the Company recorded liabilities of $2.0 million, primarily related to severance (for the reduction in headcount of over 500 employees), relocation and moving expenses and other employee related liabilities. At December 31, 1999, approximately $0.5 million of liabilities, expected to be paid primarily in the next six months, were outstanding.

     The following unaudited pro forma results of operations for the years ended December 31, 1999, 1998 and 1997 (in thousands) have been prepared as if the acquisition of BCL occurred on January 1, 1998 and the acquisition of Meris occurred on January 1, 1997:

                          Years Ended December 31,
                        1999       1998       1997
                        ----       ----       ----
                               (Unaudited)
   Revenue          $ 303,688    $ 296,951  $ 243,904
   Net Income           3,432       12,547      5,859


     The historical financial results of Unilab for 1999, 1998 and 1997 have been adjusted primarily for the historical results of BCL and Meris, an increase in interest expense due to the additional debt incurred to purchase BCL and Meris, an increase in amortization of goodwill and cost savings from the integration of the BCL and Meris operations into Unilab.

     The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented or of future operations of the combined operations.

4.   Recapitalization

     On May 24, 1999, the Company entered into an agreement with UC Acquisition Sub, Inc., which is owned by affiliates of Kelso & Company ("Kelso"), under which UC Acquisition Sub, Inc. merged with and into the Company. The merger was completed on November 23, 1999. With the completion of the merger, 93.0% of the Company's common stock is owned by Kelso, its affiliates and designees and management and the remaining 7.0% is held by a limited number of investors. The transaction was accounted for as a recapitalization.

     Besides the merger, the other principal features of the recapitalization included:

o The conversion into cash of approximately 44.9 million shares of common stock at $5.85 per share, the conversion into cash of 364,000 shares of preferred stock at $5.75 per share and the accelerated vesting and either the cancellation or retention of outstanding stock options for cash consideration of $15.4 million; and

o The retirement of $144.5 million of debt, consisting of $119.5 million of 11% senior notes and the $25.0 million note issued in connection with the BCL acquisition. In order to retire such debt, the Company paid a premium of $17.2 million and additionally wrote-off $3.6 million of deferred financing costs. The retirement premium and the write-off of the deferred financing costs, which totaled $20.8 million, has been shown as an extraordinary loss for the early extinguishment of debt in the statement of operations.

     The Kelso Transaction was primarily financed through a new common equity investment of $139.5 million by affiliates and designees of Kelso and borrowings of $160.0 million under a new senior bank credit facility and the issuance of $155.0 million of new senior notes.

     In addition, as part of the Kelso Transaction, the Company incurred merger/recapitalization expenses of $25.2 million related primarily to financial advisory fees, other financing fees and expenses, legal and accounting fees, printing costs, severance costs and other miscellaneous items.

5.   Legal and Acquisition Related Charges

     In 1999, the Company reached a settlement for $0.6 million with a group of insurance companies regarding claims by the insurance companies that the company over-billed them in the early to mid-1990s in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government.

     In May of 1999, Unilab learned of a new federal investigation under the False Claims Act relating to Unilab's billing practices for the following four test procedures: (1) apolipoprotein in conjunction with coronary risk panel assignments; (2) microscopic evaluation in conjunction with urinalysis; (3) performance of T7 index in conjunction with T3 and T4 tests; and (4) fragmenting billing of unlisted panel codes. Unilab is in the process of gathering and voluntarily submitting documentation regarding these tests to the Department of Justice. The Company accrues for potential liabilities in matters such as this as they become known and can be reasonably estimated. In the Company's opinion, this investigation is not reasonably likely to have a material adverse effect on the Company's results of operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such investigation. The resolution of such investigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period (see note 10 for additional information on contingencies).

6.   Income Taxes

     For the years ended December 31, 1999, 1998 and 1997, income (loss) before income taxes consisted of domestic earnings (losses) and no provision for Federal or State income taxes was recorded.

     A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:

                                                                                       Years Ended December 31,
                                                                                 1999           1998         1997
                                                                                           (in thousands)

     Computed income taxes at U.S. statutory rate............................      $ (9,064)      $3,746      $188
     Amortization and write-off of goodwill and intangible assets disallowed
        for income tax purposes..............................................           411          420       420
     Non-deductible merger expenses..........................................         3,250           --        --
     Change in valuation allowance...........................................        (5,790)      (3,871)       --
     Other...................................................................         (711)        (295)
                                                                                  -----------      -----
                                                                                  $ (11,904)       $  --      $ --
                                                                                  ===========      ======     =====


     Temporary  differences  and  carryforwards,   excluding  the  capital  loss
carryforward discussed below, which give rise to deferred tax assets are as follows:

                                                   December 31,
                                                1999         1998
                                                 (in thousands)
     Bad debt reserve....................       $ 7,147      $ 2,972
     Intangible assets...................        12,313        9,807
     Property and equipment..............           250          383
     Accrued liabilities.................         1,664        1,408
     Net operating loss carryforwards....        25,130       21,166
                                                 -------     ------
                                                 46,504       35,736
     Valuation allowance.................       (29,946)     (35,736)
                                                -------      -------
                                               $ 16,558       $  --
                                               ========       ======

     The Company establishes a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's improved operating performance in 1998 and 1999 (before the merger/recapitalization expenses) and having fully integrated both the Meris and BCL acquisitions, the Company believed it would have sufficient future taxable income and therefore reduced its valuation allowance by approximately $16.6 million during the third quarter of 1999.

     Approximately $4.7 million of the tax asset recorded during the third quarter of 1999 reduced the amount of goodwill from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statements of operations. In addition, approximately $3.7 million of future benefit from the recognition of deferred tax assets will be an adjustment to additional paid in capital.

     In addition, the Company has a capital loss of approximately $36.5 million from the sale of an equity investment in 1995. The capital loss can only be utilized by the Company to the extent it offsets capital gains generated. A valuation allowance has also been entirely provided against the available capital loss at December 31, 1999 and 1998.

     The Company has net operating loss and capital loss carryforwards for tax purposes in the U.S. which are available to offset future taxable income through 2012 and 2000, respectively. At December 31, 1999, available net operating loss and capital loss carryforwards for U.S. tax purposes were approximately $73.9 million and $36.5 million, respectively. Net operating loss carryforwards for California state tax purposes were approximately $33.2 million. Utilization of the net operating losses may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

7.   Long-Term Debt

     Long-term debt consists of the following:

                                                                                        December 31,
                                                                                       1999       1998
                                                                                        (in thousands)

     New Senior Notes, interest at 12.75 percent payable semi-annually...........     $150,810    $   --
     Old Senior Notes, interest at 11.0 percent payable semi-annually............          488     119,344
     Six year bank term loan, interest at LIBOR plus 3.125 percent...............       50,000         --
     Seven year bank term loan, interest at LIBOR plus 3.875 percent.............      109,725         --
     Convertible  subordinated  note,  interest  at 7.5  percent  payable
        semi-annually............................................................          --      14,000
     Obligation  under  capital lease  collateralized  by land and building with
        interest due through 2004 ...............................................        2,609      2,867
     Obligations under capital leases collateralized by equipment with interest
        due through October 2000.................................................        1,217      2,165
                                                                                        ------     ------
                                                                                       314,849    138,376
     Less-- current portion......................................................        3,908      1,206
                                                                                        ------     ------
                                                                                      $310,941   $137,170
                                                                                      ========   ========


     As part of the Kelso Transaction (see Note 4), the Company completed an offering of $155.0 million of senior notes (the "New Senior Notes") in September 1999 and entered into a credit agreement (the "Credit Agreement") with a syndicate of banks and other financial institutions for a $185.0 million credit facility (the "Credit Facility").

     The New Senior Notes were issued at a discount of 97.27% per note. The aggregate discount on the New Senior Notes approximated $4.2 million and is charged to operations as additional interest expense over the life of the New Senior Notes using the effective interest method. Interest on the New Senior Notes is 12.75% and is payable on April 1st and October 1st of each year. The New Senior Notes are due October 2009 and the Company is not obligated to make any mandatory redemption or sinking fund payment with respect to the New Senior Notes prior to maturity.

     The New Senior Notes are not redeemable prior to October 1, 2004, after which the New Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such New Senior Notes (the "Indenture"), plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2002, the Company may redeem up to 35% of the outstanding notes with the net proceeds of one or more public offerings of common stock of the Company, at a redemption price of 112.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

     The $185.0 million Credit Facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Any borrowings under the revolving line of credit are due October 2005. The Term A loan is due in quarterly principal payments of $1.3 million starting on December 2000 and increasing to $1.9 million in December 2001, $2.5 million in December 2002, $3.1 million in December 2003 and $3.8 million in December 2004. The Term B loan is due in quarterly principal payments of $0.3 million starting December 1999 through September 2005 and increasing to $25.9 million in December 2005 through November 2006. In addition, the Credit Agreement requires mandatory repayment for various items, including a percentage of annual excess cash flow, as defined. Interest on amounts borrowed under the Credit Facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans and 3.50% to 3.875% for Term B loans. The amounts outstanding under the Credit Facility are subject to certain restrictive covenants. The covenants include, but are not limited to, requirements that the Company maintain specified financial ratios and stay within defined limitations on capital expenditures and additional indebtedness. The Company also cannot declare or pay any dividends. All obligations under the Credit Facility are secured by substantially all of the Company's assets.

     If the Company's ratio of net total debt to EBITDA (as defined in a capital call agreement) for the year 2000 is greater than 5.0 times, Kelso and its affiliates will be required, pursuant to a capital call agreement, to make (or cause their designees to make) an equity investment in the Company. The proceeds from the equity investment will be used to retire the term loans under the Credit Facility. To the extent all such proceeds are not fully used to repay the term loans, the commitment under the revolving credit facility will be reduced by an amount equal to the remaining proceeds. The equity investment will be in an amount equal to the lesser of (a) the amount necessary to cause the ratio of net total debt to EBITDA, after giving effect to the equity investment, to equal
5.0 times and (b) $50.0 million.

     As part of the Kelso  Transaction,  the Company tendered for $120.0 million
(face value) of senior notes ("Old Senior Notes") existing prior to the recapitalization. 99.6% of the holders of the Old Senior Notes accepted the Company's tender offer; however, 0.4% of holders did not tender and therefore $0.5 million of the Company's Old Senior Notes remain outstanding. Interest on the Old Senior Notes is 11% and is payable on April 1st and October 1st of each year. The Old Senior Notes are due April 2006 and are not redeemable prior to April 1, 2001, after which the Old Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such notes, plus accrued and unpaid interest, if any, to the date of redemption.

     In the event of a change in control, as defined in the Indenture, holders of the New Senior Notes will have the right to require the Company to purchase their notes, in whole or in part, at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

     The New and Old Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all unsubordinated indebtedness of the Company. In addition, the Indenture limits the ability of the Company to pay dividends or distributions on capital stock or repurchase capital stock and incur additional indebtedness, under certain circumstances.

     In connection with the acquisition of Meris (see Note 3), the Company issued a $14.0 million convertible subordinated note. The $14.0 million note plus accrued interest of $49,000 was converted into 4.7 million shares of the Company's common stock. In accordance with the terms of the note, the conversion price was $3.00 per share.

     At December 31, 1999, future scheduled principal payments of long-term debt are as follows (in thousands):

                     Years Ended December 31,
                     2000                          $ 3,908
                     2001                            7,167
                     2002                            9,787
                     2003                           12,431
                     2004                           14,783
                     Thereafter                    266,773
                                                   -------
                                                  $314,849

8.   Capital Shares, Stock Options and Warrants

   a. Convertible Preferred Stock

     As of December 31, 1999, the Company has authorized 20,000,000 shares of preferred stock at $.01 par value. The Board of Directors of the Company will determine, among other things, the number of shares, voting rights, dividend rates, liquidation preferences, and redemption and conversion privileges of each series of such preferred stock. As of December 31, 1999, 19,000,000 shares for which no series has been designated were authorized and unissued.

     As part of the Kelso Transaction (see Note 4), 364,000 shares of convertible preferred stock were redeemed for $5.75 a share. 36,000 shares of preferred shares were converted into common stock during 1997. Holders of the convertible preferred stock were entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends at an annual rate of $0.36 per share, payable semiannually on June 30 and December 30 in each year.

   b. Restricted Stock

     The Company granted 17,000 restricted shares and 15,000 restricted shares of common stock to certain employees at no cost in 1998 and 1997, respectively. Approximately $132,000 and $192,000 was amortized to expense in 1998 and 1997, respectively. As part of the recapitalization (see Note 4), all restricted shares became fully vested and were redeemed at $5.85 a share.

   c. Stock Options

     Employee Stock Option Plan

     As approved by the Company's shareholders, the Company maintained until the November 23, 1999 consummation of the Kelso Transaction, the Unilab Corporation Stock Option and Performance Incentive Plan (the "Employee Option Plan") and the Unilab Corporation Non-Employee Directors Stock Plan (the "Directors Option Plan").

     Under the terms of the Employee Option Plan, incentive stock options, non-statutory stock options, reload options or rights, stock appreciation rights, restricted or unrestricted shares of Unilab stock, performance shares or units and tax offset payments could be granted to any of the Company's employees, with limited exceptions, and options for a maximum of 4,000,000 shares of the Company's common stock could be granted. No employee could receive annual awards of or relating to more than 250,000 shares of Unilab common stock.

     Under the terms of the Directors Option Plan, each outside director could received an annual option grant of 10,000 shares and an additional annual option grant of 10,000 shares was awarded to each outside director who serves as the chairman of a committee or committees of the Board of Directors.

     In April 1997, the Company reserved 1,500,000 shares under a plan whereby members of the Company's Board of Directors may purchase common shares at the then current market price of the shares. 500,000 shares were purchased in 1997. The plan was terminated in 1999.

     All outstanding options (except certain options, as described below, that were elected to be rolled-over by the option holders in a new stock option plan) under the Employee Option Plan and the Director Option Plan were cashed out in the Kelso Transaction.

     Other

     Prior to the adoption of the Employee Option Plan and the Directors Option Plan, the Company's Board of Directors also authorized the grant of nonqualified stock options to individuals.

     Information regarding the Company's stock option plans and nonqualified stock options as of December 31, 1997, 1998 and 1999, and changes during the years ending on those dates is summarized as follows:

                                                                              Weighted-
                                                                               Average
                                                                    Shares   Exercise Price

             December 31, 1996........................          3,879,500           $4.73
                  Granted.............................          1,751,000            0.62
                  Exercised...........................            (75,000)           0.63
                  Forfeited...........................           (999,166)           4.76
                                                                 --------            ----
             December 31, 1997........................          4,556,334           $3.21
                  Granted.............................            949,500            2.00
                  Exercised...........................            (19,500)           0.79
                  Forfeited...........................           (170,835)           4.05
                                                                 --------            ----
             December 31, 1998........................          5,315,499           $2.94
                                                                ---------           -----
                  Granted.............................            711,000            2.32
                  Exercised...........................          (390,500)            0.84
                  Forfeited...........................           (161,790)           5.34
                  Redeemed/Rolled-over as part of ....
                  the recapitaliation.................         (5,474,209)            --
             December 31, 1999........................                --            $ --
                                                                ---------           -----


        As part of the Kelso Transaction (see Note 4), certain executive and managerial employees had the option to rollover their existing stock options instead of having the stock options redeemed in cash at the spread between $5.85 a share and the stock option exercise price. Certain individuals elected to rollover their stock options, valued at $0.5 million, into a new stock option plan. As of December 31, 1999, the terms of the new stock option plan had not been finalized, though it is anticipated that 3.8 million options (besides those options being rolled-over) will be available for grants at an option exercise price of $5.85. It is anticipated that part of the options will vest through length of service and part will vest subject to various performance criteria. In addition, all outstanding options (besides those being rolled-over) became immediately vested and were cancelled for cash consideration of $15.4 million as part of the recapitalization.

     The Company accounts for its stock option plans under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized in connection with options awarded to employees. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company's actual net income of $10,703,000 and $536,000 for the years ended December 31, 1998 and 1997, respectively, would have been reduced to pro forma net income (loss) of $9,423,000 and ($508,000) for the years ended December 31, 1998 and 1997, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years.

   e. Stockholder Protection Rights Plan

     In February 1994, the Company adopted a stockholder Protection Rights Plan, which was amended and restated in February 1996 ("Rights Plan"). Pursuant to the Rights Plan, a dividend of one Right for each outstanding share of the Company's common stock was issued to shareholders of record on March 15, 1994. The Rights were redeemed in connection with the Kelso Transaction.

9.   Related Party Transactions

     The Company sold 533,333 shares, valued at $0.3 million at the time of issuance, to a former CEO pursuant to transition agreements between the former CEO and the Company in connection with the CEO's resignation in January 1997. The Company extended a $0.5 million loan to a former CEO for the purchase of 1.1 million shares of the Company's common stock in January 1997. The CEO repaid $250,000 of the loan during 1997 and the remaining $250,000 was repaid during 1999. In addition, in 1997, the Company sold 500,000 shares, valued at approximately $0.3 million at the time of issuance, to a director of the Company pursuant to a directors stock purchase plan. Each of these transactions were consummated at the then prevailing market price of the Company's common stock. The Company guaranteed a loan of $0.4 million at December 31, 1999 made by a bank to an executive of the Company. The loan was used to purchase a residence and such residence serves as collateral for the Company's guarantee.

     Under the terms of the merger agreement covering the Kelso Transaction (see
Note 4) and the Company, the Company paid to Kelso a one-time fee of $6.0 million plus out-of-pocket expenses, upon completion of the merger. In addition, Kelso will earn annual financial advisory fees of $600,000, starting as of November 23, 1999. Kelso earned financial advisory fees of $65,000 in 1999.

10.   Commitments and Contingencies

     Property and equipment leased under capital leases is as follows:

                                                            December 31,
                                                          1999       1998
                                                          (in thousands)
     Building.........................................    $3,100     $3,100
     Laboratory and other equipment...................     4,103      5,638
     Less--Accumulated amortization....................    4,426      4,934
                                                           -----      -----
     Net leased property under capital leases.........    $2,777     $3,804
                                                          ======     ======

     As of December 31, 1999, future minimum rental payments required under capital and operating leases that have initial or remaining noncancelable terms in excess of one year are approximately as follows:

                                                        Capital   Operating
                                                        Leases     Leases
                                                         (in thousands)
       2000                                            $2,038    $ 10,718
       2001                                               782       6,984
       2002                                               822       4,732
       2003                                               863       3,333
       2004                                               594       1,418
       Thereafter..................................        --       1,509
                                                        ------    -------
       Total minimum lease payments................     5,099     $28,694
                                                                  -------
       Less: Amount representing interest..........     1,273
                                                        -----
       Present value of net minimum lease payments.    $3,826
                                                       ======

     Rental expense for operating leases was approximately $15.3 million, $10.8 million and $10.2 million in 1999, 1998 and 1997, respectively.

     The Company has employment agreements with its principal officers and certain other key employees. Such agreements expire at various dates through February 2003 and most automatically renew for successive one or two year periods, depending on the employee, until one of the parties gives notice of termination in accordance with the agreement. The agreements also provide for annual bonuses for certain officers and key employees, dependent upon the achievement of certain performance objectives. In addition, the agreements for certain employees provide for annual deferred compensation equal to 8% of the employees' cash compensation (inclusive of bonuses) for the year. The aggregate commitment under these agreements, excluding bonuses and any deferred compensation related thereto, is approximately $2.3 million. The Company may terminate the employment agreements without cause on specified advance notice by providing severance pay equal to one to two times, depending on the employee, of the current base salary plus certain other benefits.

     In addition, the employment agreements grant these employees the right to receive two times their annual salary and bonus, plus continuation of certain benefits and acceleration of certain stock options, if there is a change in control of the Company (as defined) and a termination of such employees or certain other events within two years thereafter. The maximum contingent liability upon a change in control, excluding any bonus, deferred compensation, continuation of benefits or acceleration of stock options, is approximately $3.4 million.

     The Company is party to certain legal proceedings considered incidental to its business. Although the ultimate disposition of these legal proceedings is not determinable, management does not believe that the ultimate outcome of such legal proceedings will have a material adverse effect upon the financial condition, liquidity or results of operations of the Company.

11.   Benefit Plans

      The Company provides a savings plan under Section 401(k) of the Internal Revenue Code covering most employees. The expense related to Company contributions to the plan totaled approximately $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company maintains the Unilab Corporation Executive Retirement Plan (the "SERP"), an unfunded defined contribution plan, for the benefit of designated key employees. Prior to the recapitalization (see Note 4), the benefit earned each year was issued into participants' account through memorandum shares, which represent rights to receive stock of the Company at a future date. After the recapitalization, participants will receive an annual contribution to their account as well as earning interest on their account balance at prime plus two percent. The benefit formula to determine amounts earned by participants is primarily based on the employee's final five-year average compensation and years of service. Pension expense for the SERP was approximately $2.7 million (of which $2.1 million is included in merger/recapitalization expenses in the Statement of Operations), $407,000 and $271,000 in 1999, 1998 and 1997,
respectively. At December 31, 1999, the accumulated obligation recognized as a liability in the balance sheet was approximately $2.5 million. The weighted average discount rate and rate of increase in future compensation levels used in determining the present value of benefit obligations were 5.1% and 3.8% in 1999, 6.0% and 3.8% in 1998 and 6.6% and 3.8% in 1997.

12.   Supplemental Disclosures of Cash Flow Information

                                                                               Years Ended December 31,
                                                                              1999      1998       1997
                                                                             ---------------------------
                                                                                  (in thousands)
     Cash paid during the year for:
          Interest.......................................................    $ 15,821  $ 13,419   $ 14,063
          Income taxes...................................................         421         2          1
     Supplemental Disclosure of Noncash Investing and Financing Activities:
          Restricted shares of common stock issued to employees..........         --         32         16
          Shares issued for Company's 401(k) plan matching contributions.         --         25         49
          Shares issued to certain Board Directors for services rendered.         --        160         64
     In connection with business acquisitions, liabilities were assumed as follows:
          Fair value of assets acquired..................................    $ 42,625  $ 18,734   $    --
          Cash paid......................................................    $  8,604      $ --   $    --
          Value of common stock issued...................................    $  3,250      $ --   $    --
          Liabilities assumed............................................    $ 30,771  $ 18,734   $    --

     During 1997, the Company issued 500,000 shares, valued at $0.2 million at the time of issuance, to a former CEO in connection with the CEO's resignation. In 1997, the Company also issued 228,571 shares, valued at $0.1 million at the time of issuance, to a former CEO as a bonus pursuant to an employment agreement. In addition, the Company issued in 1997 approximately 169,000 shares, valued at $0.3 million at the time of issuance, to all full-time employees as a special year-end bonus.

13.   Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly financial data for 1999 and 1998 (in thousands) is as follows:

                                                               Year Ended December 31, 1999
                                                            First     Second    Third     Fourth
                                                           Quarter   Quarter   Quarter   Quarter


     Revenue ..........................................     $63,559    $73,727   $76,210   $71,667
     Direct laboratory and field expenses:
          Salaries, wages and benefits.................      18,455     21,831    22,940    21,250
          Supplies.....................................       8,827     10,519    11,307    10,879
          Other operating expenses.....................      15,416     18,983    18,855    17,189
               Total...................................      42,698     51,333    53,102    49,318
     Legal charge .                                              --        600        --        --
     Merger/recapitalization expenses..................          --         --        --    25,167
     Amortization and depreciation.....................       1,897      2,230     3,062     2,974
     Selling, general and administrative expenses......       9,312      9,891    10,120     9,737
     Operating income (loss)...........................       9,652      9,673     9,926  (15,529)
     Net income (loss).................................       6,166      5,893    17,852  (43,903)
     Net income (loss) available to common shareholders       6,133      5,860    17,819  (43,912)



                                                               Year Ended December 31, 1998
                                                            First    Second    Third     Fourth
                                                           Quarter   Quarter   Quarter   Quarter
     Revenue .........................................      $54,530    $54,356   $53,160   $55,324
     Direct laboratory and field expenses:
          Salaries, wages and benefits.................      16,823     16,567    16,255    18,097
          Supplies.....................................       7,613      7,492     7,480     8,086
          Other operating expenses.....................      13,129     13,200    13,075    14,190
               Total...................................      37,565     37,259    36,810    40,373
     Amortization and depreciation.....................       1,985      1,941     1,848     1,818
     Selling, general and administrative expenses......       8,534      8,324     8,132     8,540
     Operating income..................................       6,446      6,832     6,370     4,593
     Net income   .....................................       3,072      3,446     3,062     1,123
     Net income available to common shareholders.......       3,039      3,413     3,029     1,091

 Second Quarter 1999

     Effective May 10, 1999, the Company acquired substantially all of the assets of BCL. In addition, the Company reached a settlement for $0.6 million regarding claims into the Company's sales and billing practices.

 Third Quarter 1999

     The Company reduced its valuation allowance against its deferred tax assets by $16.6 million, with $4.7 million reducing the amount of goodwill previously recorded from certain acquisitions and $11.9 million being recognized as a tax benefit in the statement of operations.

Fourth Quarter 1999

     As part of the recapitalization of the Company, the Company incurred expenses of $25.2 million and retired debt that resulted in an extraordinary loss of $20.8 million.

Fourth Quarter--1998

     Effective November 5, 1998, the Company acquired substantially all of the assets of Meris. During the integration period between November 5, 1998 and late December 1998, the Company estimates that the Meris operations had a negative $1.2 million impact on operating profit for the quarter.

Fourth Quarter 1999 and 1998

     Testing volume generally tends to be lower during the holiday seasons. As a result, because a substantial portion of the Company's expenses are relatively fixed over the short term, the Company's operating income as a percentage of revenue tends to decrease during the fourth quarter, mainly due to the Christmas and Thanksgiving holidays.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Board of Directors and Shareholders of Unilab Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Unilab Corporation included in this Form 10-K and have issued our report thereon dated March 3, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) for the years ended December 31, 1999, 1998 and 1997 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Los Angeles, California
March 3, 2000


                                   Schedule II

                       UNILAB CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                                           Balance     Charged
                                                             at        to Costs
                                                          Beginning      and                  Balance
                                                          of Period    Expenses  Deductions  End of Period

FOR THE YEAR ENDED DECEMBER 31, 1997;
Allowance for doubtful accounts........................     $9,338    $ 15,663   $(15,182)    $ 9,819
FOR THE YEAR ENDED DECEMBER 31, 1998;
Allowance for doubtful accounts........................     $9,819    $ 15,662   $(14,668)    $ 10,813
FOR THE YEAR ENDED DECEMBER 31, 1999;
Allowance for doubtful accounts........................    $10,813    $ 20,572   $(10,135)    $ 21,250
