Form 10-Q
period 2000-03-31
UNILAB CORP /DE/
filed 2000-04-28
CIK 899714

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22758

                                                     UNILAB
CORPORATION

            (Exact name of Registrant as specified in its charter)

          Delaware                                     95-4415490
-----------------------------------       ----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification
  incorporation or organization)                       Number)

         18448 Oxnard Street, Tarzana, California        91356
         (Address of principal executive offices)       (Zip Code)

                                  (818)996-7300
              Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                            No
    -----


As of April 28, 2000, 25,758,248 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 11 pages

                               UNILAB CORPORATION

           Form 10-Q for the Quarterly Period Ended March 31, 2000


                                      INDEX

                                                                            Page

Part I      -  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheets - March 31, 2000                      3
               and December 31, 1999.

               Statements of Operations -
               Three-month periods ended March 31, 2000
               and 1999.                                            4

               Statements of Cash Flows -
               Three-month periods ended March 31, 2000
               and 1999.                                            5

               Notes to Financial Statements.                       6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of

               Operations                                           7

Part II     -  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                    10

               Signatures                                          11

                               UNILAB CORPORATION

                                 BALANCE SHEETS

                     MARCH 31,2000 AND DECEMBER 31, 1999
                (amounts in thousands, except per share data)

                                                     March 31,   December 31,
                                                        2000         1999
Assets                                              (Unaudited)
-------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                 $9,415       $12,557
Accounts receivable, net                                  55,564        50,281
Inventory of supplies                                      3,408         4,215
Prepaid expenses and other current assets                  2,192         1,710
-------------------------------------------------------------------------------
Total current assets                                      70,579        68,763
Property and Equipment, net                               13,163        13,125
Deferred Tax Asset                                        15,469        16,558
Goodwill, net                                             84,563        81,857
Other Intangible Assets, net                               1,624         1,773
Other Assets                                              11,085        11,454
-------------------------------------------------------------------------------
                                                        $196,483      $193,530
-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt                         $4,946        $3,908
Accounts payable and accrued liabilities                  26,096        22,468
Accrued payroll and benefits                               6,355         8,998
-------------------------------------------------------------------------------
Total current liabilities                                 37,397        35,374
-------------------------------------------------------------------------------
Long-Term Debt, net of current portion                   309,242       310,941
Other Liabilities                                          6,629         5,504
Commitments and Contingencies
Shareholders' Equity (Deficit):
Common stock, $.01 par value, Authorized 100,000
shares
  Issued and Outstanding - 25,758 at March 31 and            258           258
December 31
Additional paid-in capital                               149,312       149,312
Accumulated deficit                                     (306,355)     (307,859)
-------------------------------------------------------------------------------
Total shareholders' deficit                             (156,785)     (158,289)
-------------------------------------------------------------------------------
                                                        $196,483      $193,530
-------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION

                           STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (amounts in thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                            2000        1999

--------------------------------------------------------------------------------
Revenue                                                     $79,276     $63,559
--------------------------------------------------------------------------------

Direct Laboratory and Field Expenses:

   Salaries, wages and benefits                              22,868      18,455
   Supplies                                                  11,295       8,827
   Other operating expenses                                  19,710      15,416
--------------------------------------------------------------------------------
                                                             53,873      42,698

Amortization and depreciation                                 2,981       1,897
Selling, general and administrative expenses                 10,600       9,312
--------------------------------------------------------------------------------

     Total Operating Expenses                                67,454      53,907
--------------------------------------------------------------------------------

Operating Income                                             11,822       9,652

Third party interest, net                                     9,229       3,486
--------------------------------------------------------------------------------

Income Before Income Taxes                                    2,593       6,166

Tax Provision                                                 1,089           -
--------------------------------------------------------------------------------

Net Income                                                   $1,504      $6,166
--------------------------------------------------------------------------------

Preferred Stock Dividends                                         -          33

Net Income Available to Common Shareholders                  $1,504      $6,133
--------------------------------------------------------------------------------



  The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION

                           STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (amounts in thousands)
                                   (Unaudited)

                                                    Three months ended March 31,
                                                               2000     1999
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $1,504   $6,166
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                              2,981    1,897
   Provision for doubtful accounts                            5,745    4,572
Net changes in assets and liabilities affecting operations, net of acquisitions:

   Increase in Accounts receivable                          (10,228)  (6,717)
   (Increase) decrease in Inventory of supplies                 807     (177)
   Increase in Prepaid expenses and other current assets       (482)    (530)
   Decrease in Deferred tax asset                             1,089        -
   Decrease in Other assets                                      89      579
   Increase in Accounts payable and accrued liabilities       2,160    1,850
   Increase (decrease) in Accrued payroll and benefits       (2,463)   1,092
   Other                                                        307       38
-----------------------------------------------------------------------------
   Net cash provided by operating activities                  1,509    8,770
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of third party debt                                (688)    (318)
   Other                                                           -     (33)
-----------------------------------------------------------------------------
   Net cash used by financing activities                       (688)    (351)
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                      (1,363)  (1,086)
   Payments for acquisitions, net of cash acquired           (2,600)        -
-----------------------------------------------------------------------------
   Net cash used by investing activities                     (3,963)  (1,086)
-----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (3,142)   7,333

CASH AND CASH EQUIVALENTS - Beginning of Period              12,557   20,137
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                    $9,415  $27,470
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

     The accompanying interim financial statements and related notes should be read in conjunction with the financial statements of Unilab Corporation ("Unilab" or the "Company") and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Acquisition

     On March 17, 2000, the Company and Southern California Clinical Laboratories, LLC ("SCCL") signed an asset purchase agreement whereby Unilab acquired certain assets of SCCL. The purchase price consisted of cash payments of $5.2 million ($2.6 million paid at closing and the remaining $2.6 million payable from the closing date in semi-annual payments of $650,000) and the assumption of net assets of $0.7 million, consisting primarily of accounts receivable. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of SCCL since March 17, 2000.

     The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition, pending final determination of certain acquired balances. Such allocation consisted of accounts receivable of $0.8 million, goodwill of $4.2 million, accrued employee benefits of $0.1 million and cash payments of $4.9 million. The $2.6 million payment due over the next two years is non-interest bearing and therefore such amount has been discounted at 9% to its present value of $2.3 million.

3.   Recapitalization

     On May 24, 1999, the Company entered into an agreement with UC Acquisition Sub, Inc., which is owned by affiliates of Kelso & Company ("Kelso"), under which UC Acquisition Sub, Inc. merged with and into the Company (the "Kelso Transaction"). The merger was completed on November 23, 1999. With the completion of the merger, 93.0% of the Company's common stock is owned by Kelso, its affiliates and designees and management, and the remaining 7.0% is held by a limited number of investors. The transaction was accounted for as a recapitalization.

     Besides the merger, the other principal features of the recapitalization included:

o The conversion into cash of approximately 44.9 million shares of common stock at $5.85 per share, the conversion into cash of 364,000 shares of preferred stock at $5.75 per share and the accelerated vesting and either the cancellation of retention of outstanding stock options for cash consideration of $15.4 million, and

o The retirement of $144.5 million of debt, consisting of $119.5 million of 11% senior notes and a $25.0 million note issued in connection with a prior acquisition.

     The Kelso Transaction was primarily financed through a new common equity investment of $139.5 million by affiliates and designees of Kelso and borrowings of $160.0 million under a new senior bank credit facility, the issuance of $155.0 million under a new senior bank credit facility, and the issuance of $155.0 million of new senior notes.

4.   Supplemental Disclosure of Cash Flow Information

      (amounts in thousands)                    Three months ended March 31,
                                                     2000        1999
-------------------------------------------------------------------------
     Cash paid during the period for:
        Interest, net                               $4,210      ($59)
        Income taxes                                  -         -



Item 2.

 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

                              Results of Operations

   Quarter Ended March 31, 2000 Compared with Quarter Ended March 31, 1999
   -----------------------------------------------------------------------

Revenue

   Revenue increased to $79.3 million for the three months ended March 31, 2000 ("first quarter 2000") from $63.6 million for the three months ended March 31, 1999 ("first quarter 1999"), representing an increase of $15.7 million or 24.7%. Approximately $10.8 million of the increase was attributable to revenue generated from the acquisitions of Physician's Clinical Laboratory, Inc. (doing business as Bio-Cypher Laboratories) ("BCL"), effective May 10, 1999 and SCCL, effective March 17, 2000. Exclusive of the acquired BCL and SCCL businesses, revenue increased $4.9 million, primarily the result of increases in reimbursement levels of $1.8 million and additional specimen volume generating $3.1 million.

   The Company experienced a 2.8% increase, exclusive of the acquired BCL and SCCL businesses, in the average reimbursement received for each specimen processed during the first quarter 2000 versus the first quarter 1999. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other reasonably priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted diseases. Exclusive of the acquired BCL and SCCL businesses, the Company experienced a 4.9% increase in the number of specimens processed during the first quarter 2000 versus the first quarter 1999. The increase was due to core volume growth.

Salaries, Wages and Benefits

   Salaries, wages and benefits increased to $22.9 million for the first quarter 2000 from $18.5 million for the first quarter 1999. As a percentage of revenue, salaries, wages and benefits decreased to 28.8% in the first quarter 2000 from 29.0% in the first quarter 1999. The decrease primarily reflects the economies of scale associated with processing a significantly higher specimen volume (24.1% volume increase including the effect of the BCL and SCCL acquisitions) without the same corresponding increase in headcount.

Supplies Expense

   Supplies expense increased to $11.3 million for the first quarter 2000 from $8.8 million for the first quarter 1999. As a percentage of revenue, supplies expense increased to 14.2% in the first quarter 2000 from 13.9% in the first quarter 1999. The increase was attributable to the mandated use of more costly safety needles in the second half of 1999.

Other Operating Expenses

   Other operating expenses increased to $19.7 million for the first quarter 2000 from $15.4 million for the first quarter 1999. As a percentage of revenue, other operating expenses increased to 24.9% in the first quarter 2000 from 24.3% in the first quarter 1999. The increase was attributable to the higher volume of testing being processed by outside reference laboratories beginning last year during the second quarter of 1999 and higher legal expenses.

Amortization and Depreciation

   Amortization and depreciation expense increased to $3.0 million for the first quarter 2000 from $1.9 million from the first quarter 1999 primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the BCL and SCCL acquisitions.

Selling, General and Administrative Expense

   Selling, general and administrative expenses increased to $10.6 million for the first quarter 2000 from $9.3 million for the first quarter 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 13.4% in the first quarter 2000 from 14.7% in the first quarter 1999. Such decrease continues the trend realized by the Company throughout 1999 and 1998 and also reflects the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in headcount.

EBITDA

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $14.8 million for the first quarter 2000, an increase of 28% compared to the $11.5 million EBITDA for the first quarter 1999.

Interest Expense

   Third party interest expense, net increased to $9.2 million for the first quarter 2000 from $3.5 million for the first quarter 1999 primarily due to the additional interest expense from the significant increase in leverage due to the Kelso Transaction.

Tax Provision

   The Company establishes a valuation allowance in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's improved operating performance in 1998 and 1999 (before expenses incurred in the Kelso Transaction) and, having fully integrated both the Meris and BCL acquisitions, the Company believed it would have sufficient future taxable income and therefore reduced its valuation allowance by approximately $16.6 million during the third quarter of 1999.

   Prior to recognition of its deferred tax assets in the third quarter of 1999, the Company did not recognize an income tax provision as any potential income tax provision, such as in the first quarter of 1999, was offset by an equal reduction in its valuation allowance recorded against the deferred tax assets. If the Company does not further reduce its valuation allowance in the future, the Company expects to have an effective tax rate of approximately 42% in 2000.

Liquidity and Capital Resources

   Net cash provided by operating activities was $1.5 million for the first quarter 2000 and reflects a decrease of $7.3 million over the first quarter 1999 when net cash provided by operating activities was $8.8 million. The decrease was primarily due to the higher interest expense incurred from the increase in leverage from the Kelso Transaction and the payment of $2.6 million of one-time expenses accrued at December 31, 1999 but paid in the first quarter of 2000, also related to the Kelso Transaction completed in November of 1999.

   Net cash used by financing activities was $0.7 million for the first quarter 2000, resulting from scheduled principal repayments under debt and capital lease obligations.

   Net cash used by investing activities was $4.0 million for the first quarter 2000, resulting from a $2.6 million cash payment in partial consideration of the purchase price for the SCCL acquisition and fixed asset additions of $1.4 million.

   The Company had $9.4 million of cash and cash equivalents at March 31, 2000. Each April 1 and October 1 of each year through 2009, approximately $9.9 million of interest is due on $155.4 million of senior notes outstanding. The April 1, 2000 payment was made from cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at March 31, 2000, the cash flow expected from operations, and $25.0 million available under the Company's line of credit will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(A)        Reports on Form 8-K

           Exhibit 99 - Current Report on form 8-K, dated April 21, 2000, with respect to Item 4.

(B)        Exhibits

           Exhibit 99.1 - Press Release, dated April 28, 2000, announcing first quarter earnings results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNILAB CORPORATION


                                        By:  /s/ Brian D. Urban

Date:  April 28, 2000                   Brian D. Urban
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer