Form 10-Q
period 2000-06-30
UNILAB CORP /DE/
filed 2000-08-02
CIK 899714

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22758

                              UNILAB CORPORATION
------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                      95-4415490
---------------------------------------    ------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                                Number)

  18448 Oxnard Street, Tarzana, California                     91356
--------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

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

Yes   X                                            No
    -----


As of August 1, 2000, 25,858,248 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 12 pages

                               UNILAB CORPORATION

            Form 10-Q for the Quarterly Period Ended June 30, 2000


                                      INDEX

                                                                            Page

Part I      -  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheets - June 30, 2000                       3
               and December 31, 1999.

               Statements of Operations -
               Three and six month periods ended
               June 30, 2000 and June 30, 1999.                     4

               Statements of Cash Flows -
               Six month periods ended June 30, 2000
               and June 30, 1999.                                   5

               Notes to Financial Statements.                       6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           7

Part II     -  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                    11

               Signatures                                          12

                               UNILAB CORPORATION

                                 BALANCE SHEETS

                     JUNE 30, 2000 AND DECEMBER 31, 1999  (amounts in thousands, except per share data)

                                                      June 30,   December 31,
                                                        2000         1999
Assets                                              (Unaudited)
-------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                 $9,770       $12,557
Accounts receivable, net                                  57,642        50,281
Inventory of supplies                                      3,869         4,215
Prepaid expenses and other current assets                  2,019         1,710
-------------------------------------------------------------------------------
Total current assets                                      73,300        68,763
Property and Equipment, net                               13,220        13,125
Deferred Tax Asset                                        13,986        16,558
Goodwill, net                                             83,167        81,857
Other Intangible Assets, net                               1,476         1,773
Other Assets                                              10,753        11,454
-------------------------------------------------------------------------------
                                                        $195,902      $193,530
-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

-------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt                         $5,980        $3,908
Accounts payable and accrued liabilities                  20,640        22,468
Accrued payroll and benefits                               9,741         8,998
-------------------------------------------------------------------------------
Total current liabilities                                 36,361        35,374
-------------------------------------------------------------------------------
Long-Term Debt, net of current portion                   307,667       310,941
Other Liabilities                                          6,612         5,504
Commitments and Contingencies
Shareholders' Equity (Deficit):
Common stock, $.01 par value, Authorized 100,000
shares
  Issued and Outstanding - 25,758 at June 30 and             258           258
December 31
Additional paid-in capital                               149,312       149,312
Accumulated deficit                                     (304,308)     (307,859)
-------------------------------------------------------------------------------
Total shareholders' deficit                             (154,738)     (158,289)
-------------------------------------------------------------------------------
                                                        $195,902      $193,530
-------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION

                           STATEMENTS OF OPERATIONS
                           ------------------------
           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
           --------------------------------------------------------
                            (amounts in thousands)
                                   (Unaudited)

                                3 Months Ended June 30,  6 Months Ended June 30,
                                        2000      1999          2000        1999
--------------------------------------------------------------------------------
Revenue                                $84,284     $73,727   $163,560  $137,286
--------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:

   Salaries, wages and benefits         25,235      21,831     48,103    40,286
   Supplies                             12,471      10,519     23,766    19,346
   Other operating expenses             19,513      18,983     39,223    34,399
-------------------------------------------------------------------------------
                                        57,219      51,333    111,092    94,031

Legal charge                                 -         600          -       600
Amortization and depreciation            3,080       2,230      6,061     4,127
Selling, general and administrative     11,010       9,891     21,610    19,203
     expenses

--------------------------------------------------------------------------------

     Total Operating Expenses           71,309      64,054    138,763   117,961

Operating Income                        12,975       9,673     24,797    19,325

Interest expense, net                    9,446       3,780     18,675     7,266
--------------------------------------------------------------------------------

Income Before Income Taxes               3,529       5,893      6,122    12,059

Tax Provision                            1,482           -      2,571         -
--------------------------------------------------------------------------------
Net Income                              $2,047      $5,893     $3,551   $12,059
--------------------------------------------------------------------------------

Preferred Stock Dividends                    -          33          -        66

Net Income Available to Common

     Shareholders                       $2,047      $5,860     $3,551   $11,993
--------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION

                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                   ---------------------------------------
                            (amounts in thousands)
                                   (Unaudited)

                                                       Six months ended June 30,
                                                               2000     1999
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $3,551  $12,059
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                              6,061    4,127
   Provision for doubtful accounts                           11,869    9,851
Net changes in assets and liabilities affecting operations, net of acquisitions:

   Increase in Accounts receivable                          (18,430) (14,210)
   (Increase) decrease in Inventory of supplies                 346     (195)
   Increase in Prepaid expenses and other current assets       (309)    (967)
   Decrease in Deferred tax asset                             2,571        -
   Decrease in Other assets                                     154      712
   Increase  (decrease)  in  Accounts  payable and accrued   (3,477)   2,573
   liabilities
   Increase (decrease) in Accrued payroll and benefits        1,087     (754)
   Other                                                        629       87
-----------------------------------------------------------------------------
   Net cash provided by operating activities                  4,052   13,283
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of third party debt                              (1,284)    (571)
   Proceeds from exercise of stock options                         -     126
   Other                                                           -     (66)
-----------------------------------------------------------------------------
   Net cash used by financing activities                     (1,284)    (511)
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                      (2,755)  (3,106)
   Payments for acquisitions, net of cash acquired           (2,800)  (8,604)
-----------------------------------------------------------------------------
   Net cash used by investing activities                     (5,555) (11,710)
-----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,787)   1,062

CASH AND CASH EQUIVALENTS - Beginning of Period              12,557   20,137
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                    $9,770  $21,199
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

     Besides the merger, the other principal features of the recapitalization included:

o The conversion into cash of approximately 44.9 million shares of common stock at $5.85 per share, the conversion into cash of 364,000 shares of preferred stock at $5.75 per share and the accelerated vesting and either the cancellation or retention of outstanding stock options for cash consideration of $15.4 million, and

o The retirement of $144.5 million of debt, consisting of $119.5 million of 11% senior notes and a $25.0 million note issued in connection with a prior acquisition.

     The Kelso Transaction was primarily financed through a new common equity investment of $139.5 million by affiliates and designees of Kelso, borrowings of $160.0 million under a new senior bank credit facility and the issuance of $155.0 million of new senior notes.

4.   Supplemental Disclosure of Cash Flow Information

      (amounts in thousands)                     Six months ended June 30,
                                                      2000        1999
----------------------------------------------------------------------
     Cash paid during the period for:
        Interest, net                              $18,195     $6,999
        Income taxes                               $   101    $   421

Item 2.

 Management's Discussion and Analysis of Financial Condition and Results of
 --------------------------------------------------------------------------
                                   Operations

                              Results of Operations

      Three and Six Month Periods Ended June 30, 2000 Compared with the
               Three and Six Month Periods Ended June 30, 1999

Revenue

   Revenue increased to $84.3 million and $163.6 million for the three and six month periods ended June 30, 2000 from $73.7 million and $137.3 million for the comparable prior year periods, representing increases of $10.6 million or 14.3% and $26.3 million or 19.1%, respectively. Approximately $6.1 and $16.8 million of the increases for the three and six month periods ended June 30, 2000 were attributable to revenue generated from the acquisitions of Physician's Clinical Laboratory, Inc. (doing business as Bio-Cypher Laboratories) ("BCL"), effective May 10, 1999 and SCCL, effective March 17, 2000. Exclusive of the acquired BCL and SCCL businesses, revenue increased $4.5 million and $9.5 million for the respective periods, primarily the result of increases in reimbursement levels of $0.9 million and $2.7 million, respectively, and additional specimen volume generating $3.6 million and $6.8 million, respectively.

   The Company experienced a 1.0% and 1.9% increase, exclusive of the acquired BCL and SCCL businesses, in the average reimbursement received for each specimen processed during the three and six month periods ended June 30, 2000 versus the comparable prior year periods. The increases in reimbursement levels are primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other reasonably priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted diseases. Exclusive of the acquired BCL and SCCL businesses, the Company experienced a 5.0% increase in the number of specimens processed in the core business during the three and six month periods ended June 30, 2000 versus the comparable prior year periods. The increase was due to core growth.

Salaries, Wages and Benefits

   Salaries, wages and benefits increased to $25.2 million and $48.1 million for the three and six month periods ended June 30, 2000 from $21.8 million and $40.3 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits increased to 29.9% and 29.4% for the three and six month periods ended June 30, 2000 from 29.6% and 29.3% for the comparable prior year periods. The increases resulted primarily from some initial inefficiencies in handling the significant increase in volume the Company has experienced since the middle of first quarter 2000 (daily volume in June 2000 was 12.4% higher than in January 2000). These inefficiencies included incurring higher overtime expenses until qualified personnel could be hired to fill needed staff positions and training of personnel, especially in learning-curve-sensitive departments such as specimen processing, client services and billing. The Company has made progress in reducing these inefficiencies, and payroll expenditures have started to decline in June 2000. In addition, salaries, wages and benefits have been impacted by wage pressures in the Company's San Jose operations.

Supplies Expense

   Supplies expense increased to $12.5 million and $23.8 million for the three and six month periods ended June 30, 2000 from $10.5 million and $19.3 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 14.8% and 14.5% for the three and six month periods ended June 30, 2000 from 14.3% and 14.1% for the comparable prior year periods. The increases were attributable to the legally mandated use of more costly safety needles in the second half of 1999 and expenditures made to provide initial client supplies to new accounts resulting from the significant increase in volume during the periods.

Other Operating Expenses

   Other operating expenses increased to $19.5 million and $39.2 million for the three and six month periods ended June 30, 2000 from $19.0 million and $34.4 million for the comparable prior year periods. As a percentage of revenue, other operating expenses decreased to 23.2% and 24.0% for the three and six month periods ended June 30, 2000 from 25.7% and 25.1% for the comparable prior year periods. The percentage decreases were attributable to reductions in outside reference laboratory fees and telecommunication expenses.

Legal Charge

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

Amortization and Depreciation

   Amortization and depreciation expense increased to $3.1 million and $6.1 million for the three and six month periods ended June 30, 2000 from $2.2 million and $4.1 million for the comparable prior year periods. The increases were primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the BCL and SCCL acquisitions.

Selling, General and Administrative Expense

   Selling, general and administrative expenses increased to $11.0 million and $21.6 million for the three and six month periods ended June 30, 2000 from $9.9 million and $19.2 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 13.1% and 13.2% for the three and six month periods ended June 30, 2000 from 13.4% and 14.0% for the comparable prior year periods. Such decreases reflect the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

EBITDA

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $16.1 million and $30.9 million for the three and six month periods ended June 30, 2000, compared to $11.9 million and $23.5 million for the comparable prior year periods, representing increases of 34.9% and 31.6%, respectively over the comparable prior year periods.

Interest Expense

   Net interest expense increased to $9.4 million and $18.7 million for the three and six month periods ended June 30, 2000 compared to $3.8 million and $7.3 million for the comparable prior year periods primarily due to the additional interest expense from the significant increase in leverage due to the Kelso Transaction.

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

   Prior to recognition of its deferred tax assets in the third quarter of 1999, the Company did not recognize an income tax provision as any potential income tax provision, such as in the second quarter and first six months of 1999, was offset by an equal reduction in its valuation allowance recorded against the deferred tax assets. If the Company does not further reduce its valuation allowance in the future, the Company expects to have an effective tax rate of approximately 42% in 2000.

Liquidity and Capital Resources

   Net cash provided by operating activities was $4.1 million for the sixth months ended June 30, 2000 and reflects a decrease of $9.2 million over the sixth months ended June 30, 1999 when net cash provided by operating activities was $13.3 million. The decrease was primarily due to the higher interest expense incurred from the increase in leverage from the Kelso Transaction and the payment of $2.6 million of one-time expenses accrued at December 31, 1999 but paid in the first quarter of 2000, also related to the Kelso Transaction completed in November of 1999.

   Net cash used by financing activities was $1.3 million for the sixth months ended June 30, 2000, resulting from scheduled principal repayments under debt and capital lease obligations.

   Net cash used by investing activities was $5.5 million for the sixth months ended June 30, 2000, resulting from $2.8 million paid for acquisitions, primarily related to a cash payment made in partial consideration of the purchase price for the SCCL acquisition and fixed asset additions of $2.8 million.

   The Company had $9.8 million of cash and cash equivalents at June 30, 2000. Management believes that the amount of cash and cash equivalents available at June 30, 2000, the cash flow expected from operations, and $25.0 million available under the Company's line of credit will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


(A)  Exhibits

     Exhibit 99.1 - Press Release, dated August 2, 2000 announcing second quarter earnings results.

(B)  Reports on Form 8-K

     (1) Current Report on Form 8-K dated April 21, 2000 with respect to Item 4.

     (2) Amendment to Current Report on Form 8-K(A), dated May 11, 2000 with respect to Item 4.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNILAB CORPORATION


                                        By:  /s/ Brian D. Urban

Date:  August 2, 2000                   Brian D. Urban
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer