Form 10-Q
period 2000-09-30
UNILAB CORP /DE/
filed 2000-10-31
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes   X                                      No

As of October 30, 2000, 25,858,248 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

                               UNILAB CORPORATION

           Form 10-Q for the Quarterly Period Ended September 30, 2000


                                      INDEX

                                                                         Page

Part I   -  FINANCIAL INFORMATION:

    Item 1. Financial Statements

            Balance Sheets - September 30, 2000                           3
            and December 31, 1999.

            Statements of Operations -
            Three and nine month periods ended
            September 30, 2000 and September  30, 1999.                   4

            Statements of Cash Flows -
            Nine month periods ended September 30, 2000
            and September  30, 1999.                                      5

            Notes to Financial Statements.                                6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    8

Part II -   OTHER INFORMATION:

   Item 6.  Exhibits and Reports on Form 8-K                             12

            Signatures                                                   13


                               UNILAB CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                  (amounts in thousands, except per share data)

                                                 September 30,      December 31,
                                                      2000              1999
Assets                                            (Unaudited)
--------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                           $12,248           $12,557
Accounts receivable, net                             62,384            50,281
Inventory of supplies                                 3,831             4,215
Prepaid expenses and other current assets             1,971             1,710
--------------------------------------------------------------------------------
Total current assets                                 80,434            68,763
Property and Equipment, net                          13,079            13,125
Deferred Tax Asset                                   11,936            16,558
Goodwill, net                                        92,677            81,857
Other Intangible Assets, net                          1,326             1,773
Other Assets                                         10,437            11,454
--------------------------------------------------------------------------------
                                                   $209,889          $193,530
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------ -----------------
Current Liabilities:
Current portion of long-term debt                   $13,985            $3,908
Accounts payable and accrued liabilities             26,459            22,468
Accrued payroll and benefits                          9,153             8,998
--------------------------------------------------------------------------------
Total current liabilities                            49,597            35,374
--------------------------------------------------------------------------------
Long-Term Debt, net of current portion              305,525           310,941
Other Liabilities                                     6,087             5,504
Commitments and Contingencies
Shareholders' Equity (Deficit):
Common stock, $.01 par value,
   Authorized 30,000 shares
   Issued and Outstanding -
   25,858 at September 30 and 25,758 at
   December 31                                          259               258
Additional paid-in capital                          149,896           149,312
Accumulated deficit                                (301,475)         (307,859)
--------------------------------------------------------------------------------

Total shareholders' deficit                        (151,320)         (158,289)
--------------------------------------------------------------------------------
                                                   $209,889          $193,530
--------------------------------------------------------------------------------

The  accompanying  notes are an  integral  part of these financial statements.


                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                             (amounts in thousands)
                                  (Unaudited)

                                                    Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                        2000               1999           2000          1999
---------------------------------------------------------------------------------------------------------------
Revenue                                                $87,596            $76,210        $251,156     $213,496
----------------------------------------------- --------------- ------------------ --------------- ------------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                         25,912             22,940          74,015       63,226
   Supplies                                             12,367             11,307          36,133       30,653
   Other operating expenses                             20,410             18,855          59,633       53,254
----------------------------------------------- --------------- ------------------ --------------- ------------
                                                        58,689             53,102         169,781      147,133

Legal charge                                                 -                  -               -          600
Amortization and depreciation                            3,302              3,062           9,363        7,189
Selling, general and administrative expenses            11,280             10,120          32,890       29,323
----------------------------------------------- --------------- ------------------ --------------- ------------
     Total Operating Expenses                           73,271             66,284         212,034      184,245

Operating Income                                        14,325              9,926          39,122       29,251

Interest expense, net                                    9,441              3,978          28,116       11,244
----------------------------------------------- --------------- ------------------ --------------- ------------

Income Before Income Taxes                               4,884              5,948          11,006       18,007

Tax Provision (benefit)                                  2,051            (11,904)          4,622      (11,904)
----------------------------------------------- --------------- ------------------ --------------- ------------

Net Income                                              $2,833            $17,852          $6,384      $29,911
----------------------------------------------- --------------- ------------------ --------------- ------------
Preferred Stock Dividends                                    -                 33               -           99

Net Income Available to Common
Shareholders                                            $2,833            $17,819          $6,384      $29,812
----------------------------------------------- --------------- ------------------ --------------- ------------

The  accompanying  notes are an  integral  part of these financial statements.


                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (amounts in thousands)
                                   (Unaudited)
                                                                Nine months ended September 30,
                                                                     2000             1999
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  6,384          $ 29,911
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                                     9,363             7,189
   Provision for doubtful accounts                                  18,242            15,376
   Deferred tax benefit                                               --             (11,904)
Net changes in assets and liabilities affecting operations,
   net of acquisitions:
   Increase in Accounts receivable                                 (27,045)          (21,189)
   (Increase) decrease in Inventory of supplies                        384              (378)
   (Increase) in Prepaid expenses and other current assets            (261)           (1,301)
   Decrease in Deferred tax asset                                    4,622              --
   Decrease in Other assets                                            292               697
   Increase in Accounts payable and accrued liabilities              1,943             4,683
   Increase in Accrued payroll and benefits                            727             2,118
   Other                                                               952                99
-----------------------------------------------------------------------------------------------
   Net cash provided by operating activities                        15,603            25,301
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                        7,000             --
   Payments of third party debt                                     (2,477)             (835)
   Proceeds from purchase of stock                                     585               253
   Other                                                                                 (99)
-----------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities                  5,108              (681)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (3,882)           (4,903)
   Payments for acquisitions, net of cash acquired                 (17,138)           (8,604)
-----------------------------------------------------------------------------------------------
   Net cash used by investing activities                           (21,020)          (13,507)
-----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (309)           11,113

CASH AND CASH EQUIVALENTS - Beginning of Period                     12,557            20,137
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                         $ 12,248          $ 31,250
-----------------------------------------------------------------------------------------------

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

2.     Acquisitions

       SCCL Acquisition

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

       The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition. Such allocation consisted of accounts receivable of $0.8 million, goodwill of $4.2 million, accrued employee benefits of $0.1 million and cash payments of $4.9 million. The $2.6 million payment due over the next two years is non-interest bearing and therefore such amount has been discounted at 9% to its present value of $2.3 million.

       PAL Acquisition

       On August 11, 2000, the Company and Pathology Associates Laboratories ("PAL") signed an asset purchase agreement whereby Unilab acquired certain assets of PAL. The purchase price consisted of a cash payment of $13.5 million and the assumption of net assets of $2.4 million, consisting primarily of accounts receivable. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of PAL since August 11, 2000. In addition, a contingent payment may be made to the buyer in December 2001 for up to $6.0 million if annualized cash receipts are between $9.6 million and $11.5 million.

       The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition, pending final determination of certain acquired balances. Such allocation consisted of accounts receivable of $2.5 million, goodwill of $11.1 million, other assets of $.2 million, accrued employee benefits of $0.3 million and cash payments of $13.5 million.


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

4.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                 Nine months ended September 30,
                                                      2000           1999
       Cash paid during the period for:
           Interest, net                            $21,507         $6,954
           Income taxes                             $   101         $  421


Item 2.


                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                              Results of Operations

     Three and Nine Month Periods Ended September 30, 2000 Compared with the
              Three and Nine Month Periods Ended September 30, 1999

Revenue

     Revenue increased to $87.6 million and $251.2 million for the three and nine month periods ended September 30, 2000 from $76.2 million and $213.5 million for the comparable prior year periods, representing increases of $11.4 million or 14.9% and $37.7 million or 17.6%, respectively. Approximately $3.1 and $19.9 million of the increases for the three and nine month periods ended September 30, 2000 were attributable to revenue generated from the acquisitions of Physician's Clinical Laboratory, Inc.
     (doing business as Bio-Cypher Laboratories) ("BCL"), effective May 10, 1999, SCCL, effective March 17, 2000 and PAL, effective August 11, 2000. Exclusive of the acquired BCL, SCCL and PAL businesses, revenue increased $8.3 million and $17.8 million for the respective periods, primarily the result of increases in reimbursement levels of $0.5 million and $3.2 million, respectively, and additional specimen volume generating $7.8 million and $14.6 million, respectively.

     The Company experienced a 0.7% and 1.4% increase, exclusive of the acquired BCL, SCCL and PAL businesses, in the average reimbursement received for each specimen processed during the three and nine month periods ended September 30, 2000 versus the comparable prior year periods. The increases in reimbursement levels are primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other reasonably priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted diseases. Exclusive of the acquired BCL, SCCL and PAL businesses, the Company experienced a 10.2% and 6.8% increase in the number of specimens processed in the core business during the three and nine month periods ended September 30, 2000 versus the comparable prior year periods. The increases were due to core growth.

Salaries, Wages and Benefits

     Salaries, wages and benefits increased to $25.9 million and $74.0 million for the three and nine month periods ended September 30, 2000 from $22.9 million and $63.2 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 29.6% and 29.5% for the three and nine month periods ended September 30, 2000 from 30.1% and 29.6% for the comparable prior year periods. The decrease primarily reflects the economies of scale associated with processing a significantly higher specimen volume (17.4% volume increase including the effect of the BCL, SCCL and PAL acquisitions) without the same corresponding increase in headcount offset by wage pressures, primarily in the company's San Jose operations.

Supplies Expense

     Supplies expense increased to $12.4 million and $36.1 million for the three and nine month periods ended September 30, 2000 from $11.3 million and $30.7 million for the comparable prior year periods. As a percentage of revenue, supplies expense decreased to 14.1% for the three month period ended September 30, 2000 and was consistent at 14.4% for the nine month period ended September 30, 2000 from 14.8% and 14.4% for the comparable prior year periods. The decrease in the third quarter was attributable to a switch of certain technologies to more cost effective methods and price reductions in certain supply contracts.

Other Operating Expenses

     Other operating expenses increased to $20.4 million and $59.6 million for the three and nine month periods ended September 30, 2000 from $18.9 million and $53.3 million for the comparable prior year periods. As a percentage of revenue, other operating expenses decreased to 23.3% and 23.7% for the three and nine month periods ended September 30, 2000 from 24.7% and 24.9% for the comparable prior year periods. The percentage decreases were primarily attributable to reductions in outside reference laboratory fees and telecommunication expenses.

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

Amortization and Depreciation

     Amortization and depreciation expense increased to $3.3 million and $9.4 million for the three and nine month periods ended September 30, 2000 from $3.1 million and $7.2 million for the comparable prior year periods. The increases were primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the BCL, SCCL and PAL acquisitions.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased to $11.3 million and $32.9 million for the three and nine month periods ended September 30, 2000 from $10.1 million and $29.3 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 12.9% and 13.1% for the three and nine month periods ended September 30, 2000 from 13.3% and 13.7% for the comparable prior year periods. Such decreases reflect the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $17.6 million and $48.5 million for the three and nine month periods ended September 30, 2000, compared to $13.0 million and $36.4 million for the comparable prior year periods, representing increases of 35.7% and 33.1%, respectively over the comparable prior year periods.

Interest Expense

     Net interest expense increased to $9.4 million and $28.1 million for the three and nine month periods ended September 30, 2000 compared to $4.0 million and $11.2 million for the comparable prior year periods primarily due to the additional interest expense from the significant increase in leverage due to the Kelso Transaction.

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

     Prior to recognition of its deferred tax assets in the third quarter of 1999, the Company did not recognize an income tax provision as any potential income tax provision was offset by an equal reduction in its valuation allowance recorded against the deferred tax assets. Since the recognition of the deferred tax assets, the Company has recorded a tax provision at an effective tax rate of approximately 42%.


Liquidity and Capital Resources

     Net cash provided by operating activities was $15.6 million for the nine months ended September 30, 2000 and reflects a decrease of $9.7 million over the nine months ended September 30, 1999 when net cash provided by operating activities was $25.3 million. The decrease was primarily due to the higher interest expense incurred from the increase in leverage from the Kelso Transaction and the payment of $2.6 million of one-time expenses accrued at December 31, 1999 but paid in the first quarter of 2000, also related to the Kelso Transaction completed in November of 1999.

     Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2000, resulting primarily from borrowings under the revolving credit facility of $7.0 million which was used to partially fund the $13.5 million acquisition of PAL acquired on August 11, 2000, $0.6 million from the purchase of stock by an officer of the Company offset by scheduled principal repayments under debt and capital lease obligations of $2.5 million.

     Net cash used by investing activities was $21.0 million for the nine months ended September 30, 2000, resulting from $17.1 million paid for acquisitions primarily related to cash payments made for the SCCL and PAL acquisitions and fixed asset additions of $3.9 million.

     The Company had $12.2 million of cash and cash equivalents at September 30, 2000. Each April 1 and October 1 of each year through 2009, approximately $9.9 million of interest is due on $155.4 million of senior notes outstanding. The October 1, 2000 interest payment of $9.9 million was made from the $12.2 million of cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at September 30, 2000, the cash flow expected from operations, and the remaining $18.0 million available under the $25.0 million Company line of credit will be sufficient for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K


(A)           Exhibits

              Exhibit 99.1 - Press Release, dated October 30, 2000 announcing third quarter earnings results.

(B)           Reports on Form 8-K

              The Company did not file any reports on 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNILAB CORPORATION


                                      By:  /s/ Brian D. Urban
                                         -----------------------------------
Date:  October 30, 2000               Brian D. Urban
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer