Form 10-K
period 2000-12-31
UNILAB CORP /DE/
filed 2001-04-02
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended         December 31, 2000
                                       -----------------

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
     Yes   X          No____
         -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant: None

As of March 28, 2001, 25,858,248 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS

Item                                                                  PAGE

Part I.   1  Business.........................................          4

          2  Properties.......................................         21

          3  Legal Proceedings................................         22

          4  Submission of Matters to a Vote
             of Security Holders..............................         23

Part II.  5  Market for the Registrant's Common Equity and
             Related Stockholder Matters......................         23

          6  Selected Financial Data..........................         24

          7  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............         25

          7A.Quantitative and Qualitative Disclosure
             of Market Risk...................................         29

          8  Financial Statements and Supplementary Data......         30

          9  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............         30

Part III.10 Directors and Executive Officers of the Registrant         31

         11 Executive Compensation............................         34

         12 Security Ownership of Certain Beneficial Owners
            and Management....................................         41

         13 Certain Relationships and Related Transactions....         42

Part IV. 14 Exhibits, Financial Statement Schedules and
            Reports on Form 10-K..............................         43

Signatures  ..................................................         44

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial or operating results to differ materially from those projected, forecasted or estimated by the Company in forward-looking statements.

      The Company wishes to caution investors that the following factors are hereby identified as potentially important factors that could cause the Company's actual financial or operating results to differ materially from those projected, forecasted or estimated by the Company in forward-looking statements contained in this Form 10-K.

(a) Adverse actions by governmental or other third-party payors, including Medicare and Medicaid, including unilateral reduction of fee schedules payable to the Company.

(b) The impact of the Company's compliance with Medicare and Medicaid administrative and legal policies, including, specifically, but without limitation, the requirements by Medicare carriers that physicians provide diagnosis (ICD-9) codes for certain tests in order for such tests to be deemed "medically necessary" and, therefore, reimbursed: reimbursement based on demonstrable "medical necessity"; and, in connection with such "medical necessity" issues and compliance-related recommendations made by governmental representatives (including the recommendations made in the OIG Model Compliance Plan for Clinical Laboratories, as amended).

(c) Impact of changes in payor mix, including the shift from traditional, fee-for-service medicine to managed care, including the increased shift of MediCal testing business to managed care.

(d)   Failure to properly contain costs and expenses.

(e) Failure to obtain new or retain existing customers at profitable pricing.

(f) Adverse results from any new governmental investigations, or liability from acquired companies that have had governmental investigations, including in particular significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation.

(g) Computer or other system failures that affect the ability of the Company to perform tests, report test results or properly bill customers.

(h) Inability to obtain professional liability insurance coverage or a material increase in premiums for such coverage.

(i) Denial of Clinical Laboratory Improvement Act, or CLIA, LIA certification or other licensure of any of the Company's clinical laboratories under CLIA, by Health Care Financing Administration ("HCFA") for Medicare and Medicaid programs or other federal, state and local agencies.

                                     PART I

Item 1.    Business

General

            Unilab Corporation ("Unilab" or the "Company") is the largest independent clinical laboratory testing company in California and one of the largest in the nation. The Company provides comprehensive laboratory testing services to physicians, managed-care groups, hospitals and other healthcare providers. The Company offers over 1,000 different tests which help physicians diagnose, evaluate, monitor and treat disease by measuring the presence, concentrations or composition of chemical and cellular components in human body fluids and tissue. These tests range from simple tests, such as glucose monitoring, to highly specialized ones, such as those designed to measure HIV infection. In 2000, the Company performed approximately 30 million tests. The Company believes revenues in 2000 represented approximately 25% of the California independent clinical laboratory testing market, or more than twice the annual sales of the next largest independent clinical laboratory in California.

            The Company focuses on high quality, efficient and competitively-priced delivery of a full range of clinical laboratory testing services. The Company's ability to serve clients effectively is based on the Company's collection, transportation, testing and reporting infrastructure, which the Company believes is the most extensive in California. The Company has built a clinical network through internal growth and a series of strategic acquisitions, resulting in statewide geographic coverage and a strong presence in population centers that generate a high volume of test requisitions. The Company offers fully-integrated testing services 365 days a year, 24 hours a day. These services include:

            o the daily collection and transportation of specimens over a coordinated courier route system;

            o a computerized logging, bar coding and tracking system that underlies the Company's testing, record-keeping and billing functions;

            o   the testing of specimens; and

            o the rapid communication of results in the format desired by the client.

            The Company operates three large,  full-service laboratories located in Los Angeles, San Jose and Sacramento, and 38 strategically located short turnaround time, or STAT, laboratories, where the Company performs an abbreviated line of routine tests on an emergency or time-sensitive basis. The Company's network also includes approximately 344 conveniently located patient service centers, or PSCs, where technicians procure specimens and route them to the appropriate testing site.

            The Company increased net revenue by approximately 18% and operating income, before merger/recapitalization expenses by approximately 30% for the year ended December 31, 2000, compared to the same period in 1999. These increases are the result of strategic acquisitions, increased core testing volume, price increases and continued improvements in operating efficiencies. For the year ended December 31, 2000, the Company had revenue of $337.5 million and operating income of $50.6 million.




The Clinical Laboratory Industry

Overview and Trends

            The clinical laboratory testing industry is essential to America's healthcare delivery system because physicians rely on accurate testing information to assess and treat their patients' health conditions. The Company believes the U.S. clinical laboratory testing market accounts for roughly 3% of the nation's total annual healthcare expenditures. According to Lab Industry Strategic Outlook 2000, published by Washington G-2 Reports, the U.S. clinical laboratory testing market had revenues of approximately $31.8 billion in 1999 and includes three segments:

             o laboratories located in hospitals, which represented 63%, or $20.1 billion, of the market in 1999;

             o independent clinical laboratories, such as Unilab, which represented 26%, or $8.1 billion, of the market in 1999; and

             o laboratories located in facilities owned by physicians and other medical providers, which represented 11%, or $3.6 billion, of the market in 1999.

            The $8.1 billion independent clinical laboratory market is comprised of approximately 4,500 independent clinical laboratories throughout the United States. Independent clinical laboratories are laboratories not owned by or affiliated with hospitals or physicians. In 1999, these laboratories generated approximately $5.7 billion in revenues from tests ordered by physician offices, $1.4 billion from tests ordered by hospitals and $1.0 billion from tests ordered by other healthcare clients, such as nursing homes and home health agencies. The Company believes the California clinical laboratory testing market is the largest in the nation, with estimated revenues of approximately $4.5 billion in 1999. The Company directly competes in the greater than $1.3 billion independent laboratory sector of this market within California.

            Clinical laboratory testing is an integral part of the delivery of healthcare services in the United States. The Company believes that the clinical laboratory market will grow due to a number of factors, including:

            o   the  aging of the  U.S.  population,  which is  expected  to
                result  in increased use of   testing services;

            o an increase in the number of routine tests and esoteric tests available due to advances in technology and scientific knowledge;

            o increased efficiency in testing procedures due to the development of highly automated laboratory testing equipment;

            o increased awareness among physicians and the general public concerning the importance of preventive medicine, early detection and disease management;

            o increased use of tests by physicians as protection against potential malpractice suits;

            o increased demand for screening of sexually transmitted and high-risk diseases such as HIV/AIDS and hepatitis; and

            o growing importance and awareness of gender-specific health concerns, particularly with respect to prostate, ovarian and cervical cancer testing.

            The Company believes that there are opportunities for large, independent clinical laboratories such as Unilab to capture additional market share from hospital and physician laboratories because of the cost and service advantages associated with routine, high volume testing. These advantages should enable larger clinical laboratories to serve more effectively managed-care organizations and more effectively manage the costs of increasingly stringent regulatory requirements and billing practices imposed by payors such as Medicare and Medicaid.

California Market

            California is the single largest state clinical laboratory testing market in the United States. The Company believes that California accounts for approximately 14% of the country's clinical laboratory testing revenues. The Company believes that approximately 55% of clinical laboratory testing revenues in California results from tests performed by hospitals, 30% results from tests performed by independent clinical laboratories and 15% results from tests performed by physicians in their offices and physician-owned laboratories. The national industry consolidation trend of the last several years has affected the California market, and the Company believes the number of independent clinical laboratories in California will continue to decrease. The Company believes that consolidation in California will continue for reasons similar to those which have caused the industry nationwide to consolidate, such as:

            o the cost of compliance with increasingly stringent regulatory requirements;

            o the cost efficiencies afforded by large-scale automation of routine testing;

            o legislative and regulatory developments, such as restrictions on physician self-referrals and ownership of laboratories, anti-markup legislation and licensing requirements for laboratory personnel;

            o the increasing demand for sophisticated equipment and management information systems that tend to be prohibitively expensive for small laboratories; and

            o the competition for a limited supply of qualified laboratory personnel.

Facilities and Testing

            The Company currently operates three full-service clinical laboratories in Los Angeles, San Jose and Sacramento, California which offer over 1,000 clinical testing procedures, ranging from routine screening to advanced technical procedures, used in the diagnosis, monitoring and treatment of diseases and other medical conditions. The Company operates 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. Patient specimens are collected from client offices or Company-owned collecting stations and transported to full-service or STAT laboratories, where each specimen and related test request form is checked for completeness, bar coded and entered into the Company's computer system for testing and billing purposes. Laboratory technicians then perform the requested tests, with results generally available to clients the next morning electronically. The Company's clinical computer program tracks patients' samples, reports test results and maintains records and billing information.

            Tests performed by the Company measure the levels of, and analyze chemical and cellular components in, human body fluids and tissue and are used in the diagnosis, monitoring and treatment of disease. They include procedures in the areas of blood chemistry, hematology, urine chemistry, tissue pathology and cytology, among others. Commonly ordered individual tests include red and white blood cell counts, Pap smears, blood cholesterol level tests, urinalysis and procedures to measure blood sugar levels and to determine pregnancy. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the routine tests are performed by automated equipment and are capable of being performed and are generally reported electronically within a 24-hour period. Approximately 85% of the tests conducted by the Company are considered to be routine. The Company performs approximately 99% of the tests requested by clients, with the remaining 1% performed by third-party reference laboratories with whom the Company contracts. On a revenue basis, approximately 5% of testing fees collected by the Company are paid to third-party reference laboratories or pathology services providers.

            Generally speaking, as the volume, and therefore revenue potential, of a specific test that the Company outsources increases, the Company will discontinue outsourcing the test, and instead, will perform the test in-house. For example, the Company is currently reviewing the economic viability of conducting in-house certain outsourced HIV tests.

            The Company also conducts esoteric testing services. Esoteric tests generally require complex manual techniques, a higher degree of technical skill and knowledge and sophisticated equipment than routine tests require. As a consequence, esoteric tests are priced higher than routine tests. Two examples of esoteric tests provided by the Company includes immunoelectrophoresis, used for the diagnosis of autoimmune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases. The number of esoteric tests performed by the Company has been increasing as new medical discoveries are made and testing procedures developed.

            The Company operates an extensive distribution and collection system of approximately 344 PSCs, approximately 395 courier routes and 29 courier hubs. Courier routes are logically designed based on lab location, geographic density and specimen volume. Strategically located full service labs and satellite courier "hubs" serve as control centers to ensure courier routing is efficient and tightly controlled. In addition, PSCs act as initial specimen processing centers, effectively putting control of the specimen in the Company's possession earlier in the process. The Company believes this collection and transport distribution infrastructure is integral to providing efficient, convenient and reliable service to clients.

Clients

            The Company provides testing services to a broad range of healthcare providers. The Company's primary categories of clients are described below:

            o Physicians and Physician Groups. Physicians performing testing for their patients who are unaffiliated with a
                prepaid health  plan are  a  major   source  of  the Company's
                clinical laboratory testing business. These physicians often participate in independent physician associations,
                or  IPAs,  to  achieve  greater  local   recognition  and
                contracting   leverage.   When   the   Company   provides
                contracted testing services to physicians who belong to IPAs, the Company will bill the IPA, usually under a capitated arrangement. Otherwise, services rendered for physicians' patients who are not part of a managed-care organization are billed to various other payors such as insurance, patients, Medicare or Medicaid.

            o   Health Maintenance Organizations and Other Managed-Care Groups.
                HMOs and  other  managed-care   payors,  which  designate  the
                laboratory   to  be  used  for  tests   ordered   by  the
                physician,   represent   another  major  portion  of  the
                Company's business. HMOs generally select an independent laboratory based on competitive pricing, capability of the laboratory to effectively  service incremental blocks
                of  business,   field  distribution   system,   including
                couriers and PSCs to service their networks of physician providers, and the reputation of the laboratory in the medical community.


            o Hospitals. The Company offers hospitals both esoteric testing, which many hospitals are not equipped to perform, and routine testing, which may be outsourced by hospitals that have
                reduced  or  eliminated  their   in-hospital   laboratory
                testing  in  an  attempt   to  reduce   their   costs  of
                delivering  patient care.  Hospitals  typically select an
                independent   laboratory   based   on  the   laboratory's
                reputation  in  the  medical   community,   the  type  of
                services offered, competitive pricing and the accuracy, timeliness and consistency of test results.

            o Independent Clinical Laboratories. The Company provides testing services to independent clinical laboratories which do not have the full range of Unilab's testing capabilities.

            o Clinics. The Company has arrangements with a broad network of community health clinics across the state of California that provide preventive healthcare and/or medical attention for the lower-income and indigent patient population
                (frequently    Medicaid    recipients).    Under    these
                arrangements, the Company is the primary provider of testing services for patients who choose to use these clinics.

            The Company believes that California has among the highest enrollment rates in managed-care plans of any state in the country. As a result, delivery of health care to plan participants is integral to the healthcare delivery system throughout the state. From 1993 to 2000, the Company more than doubled the number of covered lives - i.e., individuals covered by contracts between prepaid health plans and the Company for the provision of laboratory services - to over 4.8 million lives. The number of managed-care plans, however, has recently decreased, as a growing number of managed-care plans, independent physician associations and medical groups have failed due to bankruptcy and patients re-enroll with other types of providers. In addition, independent studies indicate that total HMO enrollment nationwide declined as of January 2000 from enrollment in January 1999.

           Historically, the Company viewed managed-care plan business as having substantial value, in large part because of the economies of scale inherent in its considerable volume. The Company also viewed having managed-care contracts as a competitive advantage in obtaining additional fee-for-service business that is not part of a managed-care contract, generated from many of the same offices which were serving managed-care patients. Increasingly, like other major laboratory companies, the Company came to recognize that the pricing received in relation to the cost of services provided to managed-care patients was disproportionately low, and the Company undertook a concerted effort in 1997 to improve the situation. To this end, the Company renegotiated contracts with respect to over 70% of the covered lives and received an average price increase in excess of 50% on those renegotiated contracts. By year-end 1998, the Company had once again repriced the capitation rates on approximately 40% of Unilab's managed-care lives at an average increase of greater than 30%. During 1999, the Company repriced approximately 15% of Unilab's managed-care lives at an average increase of approximately 30%. During 2000, due to the financial condition of managed-care groups, repricing was negligible.

Payors

            Tests in the clinical laboratory industry are often billed to a party other than the physician or patient. The Company billed and received reimbursement for services from five sources: third-party payors, such as managed-care providers; Medicare and Medicaid; direct payors, such as physicians, hospitals, clinics and employers; insurance companies; and patients.

            The following tables set forth ranges indicating the estimated contribution of each of the principal payor categories to the total specimen volume and total clinical laboratory revenue for 2000.

Specimen Volume as % of Total Specimen Volume:
  Managed-care-capitated..............................................   35%-40%
  Medicare and Medicaid...............................................   20%-25%
  Monthly bill (physicians, hospitals, employers, clinics, other).....   15%-20%
  Third-party fee-for-service (insurance companies)...................   15%-20%
  Patients............................................................     1%-5%

Revenue as % of Total Revenue:
  Managed-care-capitated..............................................   10%-15%
  Medicare and Medicaid...............................................   25%-30%
  Monthly bill (physicians, hospitals, employers, clinics, other) ....   10%-15%
  Third-party fee-for-service (insurance companies)...................   30%-35%
  Patients............................................................   10%-15%

Quality Assurance

            The Company maintains a comprehensive quality assurance program to ensure the effectiveness and accuracy of the clinical laboratory services Unilab performs for the Company's clients and their patients. This program was developed with specific evaluation and control criteria to systematically monitor proper specimen collection and transport and accurate analytical measurement of clinical laboratory tests, and to assess reporting, billing and archiving of physician and patient demographics and test results. The Company's laboratories currently provide anatomical and clinical pathology services to over 53,000 patients in California each day and the Company continually strives to provide the most accurate and reliable testing services available.

            The Company's quality assurance system contains specific indicators for the following aspects of care:

            o   specimen collection supplies and collection procedures;

            o   specimen logistics and courier services;

            o   close   initial  evaluation  and  maintenance   of   personnel
                qualification and training records including mandatory compliance with all federal and state personnel standard regulations;

            o rigorous utilization of quality control samples to ensure the highest degree of analytical accuracy and precision for all reported clinical test results;

            o stringent testing procedures with annual medical director review;

            o automatic computer directed repeat confirmation of all basic chemistry and routine confirmation of many out-of-range esoteric test results;

            o computer enhanced screening of conventionally collected Pap smears and availability of thin-prep liquid cytology;

            o   daily monitoring of incoming client inquiries;

            o   comprehensive new test evaluation procedures; and

            o   enhanced  preventative   maintenance  schedules  of  laboratory
                testing equipment.

            The Company's laboratories are licensed by, and operate in compliance with regulations issued by numerous federal and state regulatory agencies. All of the Company's laboratories are licensed by appropriate state authorities and are certified by the Health Care Financing Administration, or HCFA, for participation in the Medicare program. In addition, all of the Company's reference laboratories are accredited by the College of American Pathologists, or CAP. CAP accreditation, continuing education and proficiency testing programs are administered by the independent, nongovernmental CAP organization of board certified pathologists. CAP accreditation is conferred following satisfactory completion of an on-site laboratory inspection by an independent peer review team and satisfactory performance in the CAP proficiency testing program for all testing categories performed by the laboratory. The Company's Los Angeles, San Jose and Sacramento reference laboratories have all been inspected and all have recently received excellent reviews by peer laboratory inspectors.

            All of the Company's reference laboratories operate in compliance with and are licensed in accordance with the U.S. Government Clinical Laboratory Improvement Amendments of 1988, or CLIA. Federal CLIA regulations require that all high complexity clinical testing laboratories participate in a recognized proficiency testing program. The Company successfully participated in the CAP proficiency testing program but also subscribe to a variety of other external proficiency testing programs of the American Association of Bioanalysts. The Company also manages an extensive internal blind control testing program in all three reference laboratories and maintains an inter-laboratory program for regional satellite laboratories. The Company's accuracy rates, as determined by CAP, have increased from 99.2% in 1994 to 99.5% in 2000.

            In addition to analytical testing processes, the Company's quality assurance programs also closely monitor pre-analytical specimen collection and transport and post-analytical reporting processes. The Company operates according to standardized phlebotomy operating procedures for optimal control of specimen integrity to further enhance the reliability of the Company's test results.

The Company routinely provides the following services:

            o standardized specimen collection devices, transport materials and preprinted requisition forms;

            o tightly managed logistics and courier services to ensure specimen integrity;

            o   statewide implementation of engineered sharp safety devices;

            o   computerized   bar-coding  of  specimens  to  ensure  positive
                specimen identification;

            o extensive computer resources with on-site programmers for custom applications;

            o remote computer result reporting including dedicated printers and custom computer applications for qualified accounts;

            o extensive monthly quality assurance operating reports and scheduled internal review meetings to assess lab performance; and

            o notification systems to contact clients for critical and alert test results.

Sales, Service and Marketing

            The Company has approximately 75 full-time sales and service employees. Sales representatives are primarily responsible for executing focused sales initiatives established within their regions. Service representatives are primarily responsible for account retention and enhancing client relations, although some will also have defined selling responsibilities. The Company intends to more clearly delineate between the sales and service functions, which will allow Unilab to identify new customers and better serve existing clients. In addition, incentive compensation will be aligned to more closely reflect either sales or service responsibilities so that sales and service employees will specialize in their respective disciplines. Incentive compensation paid on new sales generation, achieved by either sales or service representatives, is designed to recognize the cost of supporting new business and reward dedication to client support and client retention.

            Unilab's   marketing   department  is  committed  to  promoting  the
Company's high-quality and cost-effective laboratory services that are responsive to the values and needs of patients and physicians. The Company promotes various initiatives through the creation and targeted dissemination of marketing materials to clients and prospects by Unilab's sales and service representatives (as well as Unilab's couriers). More specifically, Unilab's marketing initiatives and materials address four distinct objectives:

            o enhance medical community awareness of the Company's full spectrum of services;

            o   promote and sell new services and technological advances;

            o educate clients on regulatory and compliance issues that will affect the medical community; and

            o address customer needs and concerns about new testing procedures.

            The Company prioritizes these marketing initiatives through a collaborative effort among senior management and sales and service employees.

Competition

            The independent clinical laboratory testing industry in the United States and in California is highly fragmented and is characterized by intense competition. According to HCFA, there are approximately 4,500 independent clinical laboratories in the United States, approximately 600 of which the Company believes are located in California.

            The Company's primary competitors are hospitals and other independent clinical laboratories. The hospital laboratory segment accounts for approximately one half of the $4.5 billion California clinical laboratory testing market and is characterized by a large number of hospital laboratories that operate with low volumes and quick turn-around times.

            Independent clinical laboratories fall into two categories. The first category, which includes laboratories such as Unilab, consists of larger regional or national laboratories that provide a broader range of tests and services. In California, the Company's two largest independent clinical laboratory competitors are Quest Diagnostics Incorporated and Laboratory Corporation of America or LabCorp. Quest acquired SmithKline Beecham Clinical Laboratories, Inc. in August 1999, which had been one of the Company's principal competitors.

            The second category includes smaller, local laboratories that generally offer fewer tests and services and have less capital available to them than the larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients by providing a high level of personal and localized services.

            The Company competes primarily on the basis of the following:

            o   service capability and convenience of facilities, including
                accessibility   of  PSCs  and   local   STAT   testing
                availability;

            o   size and scope of testing services performed;

            o   accuracy, timeliness and consistency in reporting test results;

            o   reputation in the medical community; and

            o   pricing of the testing services.

Information Systems

            Effective information systems are a key component of the Company's continued growth and success. The Company frequently implements newly developed technology to improve the level of service to the Company's clients. The complexity of the business requires that the Company constantly evaluates the systems to ensure that they provide the tools required to deliver laboratory results and bills in a timely manner.

            Unilab is a company that evolved from a series of mergers and acquisitions. The Company realized early on that disparate systems for core business processes across three regional laboratories would be a barrier to consistent client service. In the mid-1990s, the Company undertook a strategy to establish a standard platform for both laboratory and billing systems. All laboratories have been running the Antrim Lab Information System since 1996. Antrim is a specimen tracking, test result and instrument interface laboratory system which is prevalent throughout the industry and provides a flexible platform to interface current and future laboratory instruments. In addition, the Antrim system provides clients with the tools they require to deliver the best quality medicine for patients. The Company believes that Antrim offers the flexibility to address new technologies and features as improved testing and new delivery options become available in the market.

            The Company utilizes the SYS billing system. This system allows Unilab to better control bill submission and compliance-related issues and has the ability to produce programs and make changes that can be run at all locations. The Company is confident that billing policies are consistent across the Company. The Company is in the process of upgrading the system to a SQL database utilizing a Unix-like operating system operating on non-proprietary hardware. The Company anticipates that this upgrade will be concluded by the end of 2002.

            The Company has signed agreements with WebMD Corp., ProxyMed and Medicity, companies that provide medical information over the Internet. The Company believes these contracts will put Unilab at the forefront of the clinical laboratory testing market by allowing clients to order lab work over the Internet. The Company expects that these contracts will ultimately increase the volume of work ordered electronically, increase the accuracy of billing information, and thereby have a positive impact on profitability. The Company's proprietary system for providing test results via the Internet, Unilab Direct, will be available for routine client use during the second quarter of 2001.

Acquisitions

            The Company has completed four major acquisitions since November 1998. In reviewing the merits of a potential acquisition, the Company's management develops a highly detailed integration plan by examining the target's existing operations and assessing the ongoing requirements of the combined businesses. The actual results and timing of an integration are closely monitored against the plan.

The Company's most recent large acquisitions include:

PAL Acquisition

            In August 2000, the Company acquired substantially all the assets of Pathology Associates Laboratories Inc. ("PAL") for approximately $13.5 million.

SCCL Acquisition

            In March 2000, the Company acquired substantially all of the assets of Southern California Clinical Laboratories, LLC ("SCCL") for approximately $5.2 million.

Bio-Cypher Acquisition

            In May 1999, the Company acquired substantially all of the assets of Physicians Clinical Laboratories, Inc., which operated under the name Bio-Cypher Laboratories ("BCL") for approximately $36.9 million.

Meris Acquisition

             In November 1998,  the Company  acquired  substantially  all of the assets of Meris Laboratories, Inc. ("Meris") one of the leading regional independent laboratories in Northern California, for approximately $16.5 million.

Billing

            Billing for laboratory services is complicated. Laboratories must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of whom have different requirements. Billing difficulties often result in bad debt expense. Most of the bad debt expense is the result of several noncredit related issues, primarily missing or incorrect billing information on requisitions. The Company performs the requested tests and reports test results regardless of incorrect or missing billing information. The Company subsequently attempts to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

            o pricing differences between the fee schedules and those of the payors;

            o disputes between payors as to which party is responsible for payment;

            o   disparity in coverage among various payors; and

            o the difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

            Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

Employees

              As of December 31, 2000, the Company employed approximately 3,500 full-time equivalent employees, none of whom were under union contract. The Company believes that relations with employees are good. The number of full-time equivalent employees is calculated by aggregating the number of payroll hours worked by all employees and dividing the total by a standard 40-hour work week.

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


Governmental Regulation

            Numerous aspects of the Company's operations, including testing processes, business practices and, in some instances, the amount and methods by which the Company is paid, are subject to governmental regulation at the federal, state and/or local levels.

Federal and State Clinical Laboratory Certification and Licensing

            The Company's laboratories, as with limited exceptions are all clinical laboratories operating in the United States, is required to maintain federal certification pursuant to the Clinical Laboratory Improvement Act, as amended, commonly known together with its implementing regulations, as CLIA. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality assurance and participation in proficiency testing, which involves comparing the results of testing of specimens that have been specifically prepared for the Company's laboratory to the known values for these specimens. The CLIA requirements also apply as a condition for participation for clinical laboratories in the Medicare and Medicaid programs. Similar requirements also apply to the Company's laboratories under California's clinical laboratory licensure laws. Compliance is verified by periodic on-site inspections. Sanctions for failure to meet these certification and licensure requirements may include suspension, limitation or revocation of certification or licensure, civil penalties, criminal penalties, injunctive actions, and the imposition of plans of correction to remedy deficiencies. If a laboratory's CLIA certificate or California license is revoked or suspended, the laboratory must then cease performing testing. Notwithstanding compliance costs, the Company regards these certification and licensing requirements as favorable to the Company's business because they apply, with narrow exceptions, to all persons operating clinical laboratories, and therefore to some extent constrain the ability of physicians to compete with Unilab by performing testing in their own offices.

     The California Department of Health Services is required to implement regulations establishing additional training, continuing education and other requirements for laboratory personnel known as phlebotomists who collect blood specimens from laboratory patients. Once these new regulations become effective, only personnel certified under the new rules or otherwise licensed under the clinical laboratory laws will be permitted to perform phlebotomy procedures in California. Phlebotomists employed by a licensed clinical laboratory as of the effective date of the regulations will be allowed three years from such date to obtain their certification. It is anticipated that these additional requirements will add to the cost of providing laboratory services in California. California has also created a new felony crime, with penalties including imprisonment and/or a $50,000 fine, for "willful or wanton disregard" for a person's safety that exposes the person to injury or risk by affecting the integrity of a lab test or result through improper collection, handling, storage, or labeling of a test specimen or erroneous transcription or reporting of test results. As a result of this new law, the Company will be required to reinforce and reaffirm existing quality control measures.

Federal and State Billing and Fraud and Abuse Laws

                  Antifraud Laws/Overpayments. Federal Medicare/Medicaid laws apply a wide array of fraud and abuse provisions to laboratories participating in these programs including Unilab. These laws prohibit, among other things, the submission of false claims or false information to government programs, deceptive or fraudulent conduct, and the provision of excessive or unnecessary services or services at excessive prices. Federal law also prohibits the defrauding of private sector health insurers. Penalties for violations of these laws may include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. Civil penalties for a wide range of offenses may be up to $10,000 per item and treble the amount claimed. In the case of certain offenses, exclusion from participation in Medicare and Medicaid is mandatory, and the government also has the authority to impose permissive exclusions in response to a wide range of less serious misconduct. Because the financial consequences to a laboratory of being excluded from participation in federal health care payment programs would typically be devastating, fear of such exclusion has been a motivating factor in the settlement of many fraud investigations. In addition, the Health Care Financing Administration, or HCFA, may suspend Medicare payments to any provider it believes has engaged in fraudulent billing practices. California law extends similar penalties beyond the Medicare program to also punish laboratories engaged in Medi-Cal fraud or which defraud private insurers or patients. California law also denies Medi-Cal enrollment to any provider that has entered into a settlement in lieu of conviction for fraud or abuse in any government program and further provides that a provider that is under investigation by certain governmental agencies for fraud or abuse shall be subject to temporary suspension from the Medi-Cal program. Independent of fraud allegations, Medicare and Medicaid programs and private payors may retroactively determine that certain payments for services must be repaid due to failure to satisfy applicable payor requirements.

            Several  federal  agencies share  responsibility  for  investigating allegations of fraudulent and abusive conduct. These agencies include, without limitation, the Department of Justice ("DOJ"), the Federal Bureau of
Investigation ("FBI") and the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"). Health care fraud has been elevated to the second-highest priority of the DOJ, and many FBI agents have been assigned to investigate health care provider fraud. Medicare carriers and Medicaid state agencies, such as California's Medi-Cal program, also have certain fraud and abuse control authority. Indeed, California's Medi-Cal Fraud Prevention Bureau and Attorney General have been very active in investigating and prosecuting laboratories. Moreover, private insurers may bring actions under the fraud laws, and private "whistleblowers" are authorized in certain circumstances by federal and California law to bring fraud suits on behalf of the government against providers and are rewarded with a portion of any final recovery. In addition, HCFA has engaged a number of non-governmental audit organizations to assist the government in tracking and recovering fraudulent billings for healthcare services. The practices which have been targeted by the above agencies and other parties for investigation and prosecution include, without limitation:

          o     billing for tests not performed;

          o     billing for tests which are not medically necessary;

          o     billing for tests not ordered by physicians;

          o offering packages of tests to physicians (referred to as "panels" or "profiles") and billing them as several tests to obtain higher reimbursement;

          o "upcoding" tests to realize higher reimbursement than appropriate;

          o offering inducements to physicians in order to induce them to refer testing; and

          o     duplicate billing.

            Such practices have led to governmental investigations and whistleblower suits that have resulted in approximately $1 billion of aggregate settlement payments being made by a number of independent clinical labs in the past decade, with several laboratories individually paying fines in amounts in excess of $100 million.

            Federal   and   California   "Self-Referral"   and   "Anti-kickback"
Restrictions. A federal "self-referral" law commonly referred to as the "Stark" law prohibits Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. California, where the Company conducts almost all of its business, has laws which impose similar restrictions with respect to all patients and payors. These federal and California laws contain an exception for investment interests in a publicly traded company that has shareholders equity of $75 million (or $100 million in total gross assets in the case of laboratory testing for workers' compensation patients) and satisfies certain additional requirements. The Company will not qualify for this exemption in the foreseeable future. It therefore is possible that the self-referral laws will cause some physicians who would otherwise use the Company's laboratory to use other laboratories for their testing, thereby adversely impacting the Company's revenues. Moreover, because many shareholders hold stock in the name of their stock brokerage firm, it may not be possible for the Company to identify physician investors in order to fully comply with the self-referral limitations. In addition, the Company continues to monitor compensation relationships, such as space rentals and provision of information technology support, for compliance with the self-referral laws. Sanctions for violations of the self-referral prohibitions include denial of payment, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibitions and exclusion from the Medicare program.

            Regulations implementing and interpreting certain provisions of the Stark law were released by HCFA on January 4, 2001, with an effective date of January 4, 2002. The most substantial provisions of the new regulations address the provision of services by physicians in their offices and define the services, other than laboratory services, to which the Stark law applies. Provisions contained in the new regulations which define the types of indirect compensation relationships to which the Stark law applies and which create new exceptions for certain types of financial relationships may have some relevance to the Company. In addition, the new regulations interpret an exception under the Stark law which allows laboratories to provide physicians with supplies used solely to collect, transport, process or store specimens. HCFA believes this exception is limited to items of low value, such as single use needles, vials and specimen cups, and that biopsy needles, and similar items such as snares, reusable aspiration and injection needles and sterile gloves, do not function solely as specimen collection devices, and therefore trigger the self-referral restrictions if they are provided without a fair market value charge. However, California's self-referral restrictions contain no exception which would allow such items to be sold to physicians, even at fair market value, and a laboratory complying with HCFA's new interpretations may be required to have its California physician customers obtain the restricted types of supplies from third parties. The new interpretations also acknowledge that the provision of a phlebotomist without charge is permitted so long as the phlebotomist performs solely laboratory functions for the laboratory providing the phlebotomist. Complying with the new HCFA interpretations may result in cost-savings for laboratories. Nevertheless, because the prior regulations largely implemented the Stark law as it applies to clinical laboratory services, the Company does not believe that the new regulations will have a material impact on Unilab.

            The Medicare/Medicaid  anti-kickback statute prohibits  laboratories from paying for referrals of patients or specimens for testing paid for by the Medicare or Medicaid programs. Violation of the Medicare/Medicaid anti-kickback statute can result in criminal penalties being imposed pursuant to the U.S. Sentencing Guidelines, civil monetary penalties of $50,000 per violation plus treble damages, and exclusion from Medicare and Medicaid participation. Based upon a federal court decision specifically considering physician ownership of laboratories and the Company's efforts to comply with the self-referral laws, the Company believes that a challenge under the anti-kickback laws to any physician investments in the company is unlikely. A number of additional business practices in the clinical laboratory industry have been criticized by the OIG as potentially implicating the anti-kickback statute, including the provision of phlebotomy staff to clients who perform clerical or other functions for the client which are not solely related to the collection or processing of laboratory specimens, the provision of computers or fax machines to clients which are not used exclusively in connection with performance of the laboratory's work, the lease of space in a physician's office for rent which exceeds the fair rental value of such space, certain acquisition agreements where the sellers may make referrals to the buyer after the sale and various other compensation relationships between laboratories and entities from which they receive referrals, or which they make referrals, if such relationships are intended to induce referrals. In addition, the OIG has indicated that discounts given by laboratories to clients with respect to their private pay patients and/or HMO patients must not be intended to induce referrals of Medicare or Medicaid patients by the client to the laboratory. The Company's business practices are governed by the anti-kickback laws, including the Company's negotiated discounted pricing arrangements, the Company's participation as a provider to group purchasing organizations and the Company's provision of information technology to the Company's customers.

            California law also prohibits compensation for referrals of patients or test specimens, and such prohibition applies regardless of the source of payment for such testing. Laboratories that violate the California anti-kickback laws may be subject to loss of licensure and substantial criminal and civil penalties. Laboratories offering pricing to their customers that is more favorable than that offered directly to patients may be deemed to pay prohibited kickbacks under this law. However, the Company believes that a kickback will not result if the laboratory's customer, as its California customers are independently required by law to do, passes all of such discounts through to its patients in the form of lower testing charges.

            Governmental Investigations of Unilab. The Company settled federal and California investigations of some of our past marketing and billing practices in 1993 and 1996 for an aggregate amount of $7.2 million. In implemented a more formal and connection with these government settlements, the Company voluntarily comprehensive compliance program to review our billing procedures and other compliance matters. The settlements did not constitute an admission of wrongdoing with respect to any issue of law or fact arising from the civil action brought on behalf of the United States that gave rise to the DOJ investigation. The DOJ settlements addressed the U.S. government's contention that Unilab submitted improper Medicare, CHAMPUS and Federal Employee Health Benefits program claims for unnecessary blood tests with respect to five tests (HDL, LDL, TIBC, PBG and serum ferritin) offered in conjunction with basic blood chemistry profiles and allegations relating to payment for hemogram indices in conjunction with claims for complete blood counts. The California settlement addressed the State of California's contention that improper Medicaid claims were submitted with respect to the same five tests.

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

            Unilab's Compliance Program. In 1997, the OIG has disseminated a Model Compliance Plan to serve as guidance for laboratory compliance programs. Unilab conformed its compliance program to guidelines that substantially meet or exceed those described in the Model Compliance Plan. The Company has established a Compliance Committee comprised of senior officers. The Compliance Program is run under the supervision of the Director of Compliance, who reports to the Company's General Counsel. Both the General Counsel and the Director of Compliance update the Board of Directors on compliance matters on a regular basis.

            "Corporate Practice" of Medicine. California law prohibits physicians from sharing professional fees with non-physicians such as laboratories, and prohibits non-physicians from practicing medicine (including pathology) and from employing pathologists or other physicians. The Company has previously directly employed some of its pathologists, and now is restructuring its relationships with those pathologists in a manner which the Company believes does not violate any prohibition against the "corporate practice" of medicine.

Privacy of Medical Information

            The confidentiality of patient medical information is subject to substantial regulation by the state and federal governments. State and federal laws and regulation govern both the disclosure and the use of confidential patient medical information. Similarly, many federal laws also may apply to protect such information, including the Electronic Communications Privacy Act of 1986 and federal laws relating to confidentiality of mental health records and substance abuse treatment.

            Congress passed the Health Insurance  Portability and Accountability
Act, known as HIPAA, in 1996. Among other things, HIPAA calls for the establishment of national standards to facilitate the electronic exchange of health information and to maintain the security of both the health information and the system that enables the exchange of this information. HHS has promulgated several sets of proposed regulations pursuant to its authority under HIPAA. To date, the only HIPAA regulations that have been finalized pertain to electronic transactions and the privacy of health information. In most circumstances, entities covered by HIPAA must be in compliance with the final HIPAA regulations within 24 months of their publication. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for civil or criminal fines or penalties. A Blue Cross/Blue Shield study estimates the cost of compliance to the health care industry to be in the range of $30 billion. Various studies suggest the cost of compliance will exceed that for Y2K compliance. Because laboratory orders and reports likely fall within the scope of HIPAA, the costs of HIPAA compliance will impact the Company and others in the clinical laboratory industry. The Company has established a HIPAA committee to evaluate the HIPAA regulations and the Company's compliance to make recommendations to management. At this time, the Company cannot assess the total financial or other impact of the HIPAA regulations on Unilab.

Other Regulatory Laws

            Drug Testing.  Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Service Administration ("SAMHSA"), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of the federal government, federal government contractors and certain other entities. To the extent that Unilab performs such testing, it must be certified as meeting SAMHSA standards. Unilab's Tarzana (Los Angeles) laboratory is SAMHSA-certified. The use of controlled substances in testing for drug abuse is regulated by the federal Drug Enforcement Administration. Radioimmunoassay testing, which is performed by certain of the Company's laboratories, is subject to regulation and licensing by the Federal Nuclear Regulatory Commission.

            Occupational Safety. In addition to its comprehensive  regulation of safety in the workplace, the Federal Occupational Safety and Health Administration ("OSHA") has adopted rules that establish extensive requirements related to safety for workers who may be exposed to bloodborne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, bloodborne pathogens. OSHA has also adopted rules establishing safety requirements for the use of chemicals as reagents and for other purposes. At the state level, California imposes occupational safety and health requirements administered by the California Occupational Safety and Health Administration. Additionally, the Company follows the requirements of recent federal and state laws requiring the use of safety needles by medical providers. Compliance with these mandates has increased the Company's cost to perform specimen collection by $.18 per specimen.

            Environmental Compliance. Each of the Company's laboratories must comply with numerous federal, state and local statutes and regulations relating to public health and the environment, including: practices and procedures regarding the proper storage and labeling of hazardous and toxic materials or other substances and the proper management of medical waste, hazardous waste and low-level radioactive waste generated by operation of clinical laboratories; public disclosure requirements regarding certain hazardous and toxic materials or other substances; employee training and notification; environmental protection requirements, such as standards relating to the discharge of pollutants into the air, water and land; emergency response and remediation or cleanup in connection with hazardous and toxic materials or other substances; and other safety, environmental and health standards.

            Food and Drug Regulation. The federal Food and Drug Administration ("FDA") administers laws that require pre-marketing approval for medical devices, including test kits used in performing clinical laboratory procedures. The FDA's requirements can affect the availability of test kits to clinical laboratories such as Unilab, or the Company's ability to have certain tests performed on its behalf by reference laboratories.

            Miscellaneous. Regulations of the Department of Transportation, the Public Health Service, and the Postal Service apply to the transportation of clinical laboratory specimens.

Changes in Laboratory Reimbursement

Health Care Reform

            A number of proposals aimed at increasing healthcare insurance coverage or reducing healthcare costs have been considered in recent years. Such proposals include: increased enrollment of Medicare beneficiaries in managed care systems, increased availability of health insurance to individuals and to small businesses, requirements that all businesses offer health insurance coverage to their employees, the provision of tax credits for the purchase of health insurance, the formation of regional "health alliances" to act as healthcare purchasing agents and the creation of a government health insurance plan that would cover all citizens. The Company cannot predict whether any of these or other proposals will be adopted at the state or federal levels, or what effect, if any, such proposals would have on the Company's business.

Reductions to Reimbursement

            Reductions to Medicare or Medicaid Fee Schedules. For testing performed other than hospitals, nursing facilities and other laboratories, laboratories are required to bill Medicare and Medicaid directly, and generally must accept reimbursement from these programs as payment in full for services performed for Medicare and Medicaid patients. Such direct billings by the Company to Medicare and Medicaid accounted for approximately 25-30% (12.5-15% individually) of the Company's total net revenue in fiscal year 2000.

            Congress has established maximum fee schedules for clinical laboratory testing paid for by the Medicare program. State Medicaid programs are prohibited from paying more for testing than the Medicare fee schedule amounts and, in most instances, they pay significantly less. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Maximum reimbursement rates for clinical laboratory testing have subsequently been substantially reduced, and such fee schedules may be further reduced in the future. For example, a ceiling on Medicare and Medicaid payments to laboratories commonly referred to as the "national cap" has been reduced numerous times in recent years. Most recently, Congress reduced the national cap to 74% of the national median of local fee schedules and eliminated consumer price index increases to the national cap and local fee schedules through the year 2002. Medicare reimbursement has also been reduced from time-to-time by an effective rate of between 1% and 2% pursuant to Gramm-Rudman-Hollings sequestration. In addition, proposals have from time-to-time been made that beneficiary cost sharing again be applied to laboratory testing paid for by Medicare. For example, such a recommendation is contained in the HHS Office of Inspector Generals' 2001 "Red Book" of suggested Medicare program improvements. The costs of billing and collecting co-payment amounts and associated bad debt could reduce the revenue actually realized by laboratories.

            Elimination of Dual Charge Structure. Proposals have been made to restrict "dual charge" billing practices under which laboratories charge higher fees to Medicare and Medicaid than are charged to physicians, hospitals, laboratories and other purchasers who are in a position to negotiate favorable rates. Thus, it has been proposed that existing authority for HHS to exclude from Medicare and Medicaid program participation any providers that charge amounts to the Medicare program that are "substantially in excess" of their "usual charges" be used to respond to laboratory pricing practices. Similarly, the HCFA is permitted to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are grossly excessive and therefore not inherently reasonable. The HCFA has issued an interim final rule setting forth criteria to be used in determining whether the otherwise statutorily prescribed fees should be reduced, which include considerations of whether such fees are grossly higher or lower than the payment made for the services by other purchasers in the same locality. Fees payable by Medicare for clinical laboratory services may be reduced as a result of the application of the above rules or by similar restrictions which may be applied in the future. In addition, the California Medi-Cal program is required by California regulations to pay no more for testing than the amount which a laboratory charges pursuant to any fee schedule it applies generally to its physician or hospital customers. Because this rule has not been applied to the industry practice followed by the Company and other labs in California of negotiating local fee schedules and discounts with customers on a case-by-case basis, and because the Company believes its usual charge exceeds the Medi-Cal payment rate, the Company believes that its practices comply with the Medi-Cal requirement. In the event that Medi-Cal should take a contrary position, the Company would be required to change its practices, and may be susceptible to a recoupment claim by the Medi-Cal program.

            Contracts for Laboratory Services. Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services. The HCFA is required to complete five Medicare bidding demonstrations involving various types of medical services by 2002, and the HCFA is expected to include a clinical laboratory demonstration project in a metropolitan statistical area. Similarly, California legislation requires the implementation of a program of negotiated laboratory service contracting for the Medi-Cal program. In addition, a large portion of the Medi-Cal program has been converted into a managed care system, resulting in negotiated laboratory service contracts between laboratories and other providers of healthcare services. Increased enrollment of Medicare or Medicaid beneficiaries in HMOs or negotiated contracting arrangements may also result in a larger portion of the Company's business being subject to negotiated contracts with payors. To obtain competitively bid contracts to perform services, it might be necessary for the Company to agree to substantial reductions in payments from the Medicare and Medi-Cal programs. Such contracts may be exclusive and laboratories which do not hold such contracts may be denied access to the Medicare/Medi-Cal testing market and could have difficulty obtaining private patient testing from physicians participating in the contracting or managed care program.

            "Bundling" of Medicare Services. Proposals have been made to reimburse clinical laboratory testing services as part of a larger "bundle" of healthcare services. Under one proposal, physicians would be reimbursed an additional amount for each office visit they had with a Medicare beneficiary and would be responsible for paying for any required laboratory services out of this sum.

            Nongovernmental Efforts. Managed care arrangements may become increasingly prevalent in the clinical laboratory services market. For example, HMOs, insurance companies and self-insured employers may provide laboratory services directly or contract with laboratories at favorable fee-for-service or capitated rates and require their enrollees to obtain service only from such contracted laboratories. To the extent that the Company or customers are unable to obtain contracts to provide such testing services or must discount prices to obtain such contracts, the Company's revenues and profit margins could be adversely affected. Requirements of Diagnosis Codes

            Certain tests are only reimbursable by Medicare when the laboratory submits an appropriate diagnosis code which it has obtained from the ordering physician. The Medi-Cal program has recently issued emergency regulations requiring that diagnosis codes be submitted with all bills to the Medi-Cal program for laboratory tests where Medicare would require a diagnosis code if it were being billed for the tests. To the extent that the requirements for such diagnosis codes may be expanded by Medicare or Medi-Cal or are adopted by private insurance programs, or the Company is unable to obtain required codes from physicians, the Company's reimbursement could be adversely affected.

Item 2.     Properties

            The Company's corporate headquarters are located in leased offices at 18448 Oxnard Street, Tarzana, California 91356. The Company's regional laboratories are located in Los Angeles, San Jose, and Sacramento.

            The Company leases laboratory facilities and PSCs. All of the major laboratory facilities have been built or improved for the purpose of providing clinical laboratory testing services. The Company believes facilities are suitable and adequate and have sufficient production capacity for the Company's operations as currently conducted and as anticipated to be conducted. The Company believes that if the lease was lost on any of the PSCs or STAT laboratories, the Company could find alternate space at competitive market rates and relocate operations to such new locations without disruption. However, if the Company lost the lease on any of the three main laboratory facilities, the Company could experience a temporary disruption in operations until such time as the Company relocates to a new facility.

            The Company operates 344 PSCs and 38 STAT laboratories. PSCs are typically approximately 900 square feet in size and accommodate one to two phlebotomists (technicians who draw blood), draw chairs, supplies and other office materials. STAT laboratories are typically 3,000 square feet in size. STAT laboratories typically accommodate about eight employees and contain a limited amount of equipment to perform high volume, low cost and quick turn around time tests such as glucose monitoring, pregnancy and complete blood count blood tests, among others.

Item 3.     Legal Proceedings

            In 1999, the Company reached a settlement for $0.6 million with a group of insurance companies regarding claims by the insurance companies that the Company over-billed them in the early to mid-1990s in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government.

            In May of 1999, Unilab learned of a new federal investigation under the False Claims Act relating to Unilab's billing practices for the following four test procedures: (1) apolipoprotein in conjunction with coronary risk panel assignments; (2) microscopic evaluation in conjunction with urinalysis; (3) performance of T7 index in conjunction with T3 and T4 tests; and (4) fragmenting billing of unlisted panel codes. In cooperation with the government, the Company completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which it has requested information. The Company cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal health care programs such as Medicare and Medicaid. Application of these remedies could have a material adverse effect upon the Company's business, financial condition, results of operations or prospects.

      On November 4, 1999, a purported class action, Bond Opportunity Fund, et al. v. Unilab Corporation, was filed in the United States District Court for the Southern District of New York against Unilab and its Board of Directors by certain Unilab stockholders. The complaint alleges, among other things, that the proxy statement relating to Unilab's November 1999 re-capitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the merger of UC Acquisition into the Company amounted to a breach of the fiduciary duties owed to Unilab stockholders by the Company's directors. Although plaintiffs and defendants negotiated a settlement to dismiss the action with prejudice, subject to completion of confirmatory discovery, completion of definitive documentation relating to the settlement, and court approval, on November 15, 2000, plaintiffs announced they no longer agreed to consummate the settlement. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

            The Company is a party to various legal proceedings arising in the ordinary course of its business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the Company's financial condition, liquidity or results of operations.

Item 4.     Submission Of Matters to a Vote of Security Holders

            Not Applicable


PART II

Item 5.     Market for the Registrant's  Common Equity and Related Stockholder
Matters

            Not Applicable

Item 6.     Selected Financial Data

            The financial statements for the year ended December 31, 2000 were audited by Deloitte & Touche LLP. The financial statements for the years ended December 31, 1999, 1998, 1997 and 1996 were audited by Arthur Andersen LLP.

            The selected financial data for each of the five years in the period ended December 31, 2000, derived from the above audited financial statements, is as follows:

                                                            Year Ended December 31,
                                                            -----------------------
                                                  2000       1999       1998        1997      1996
                                                ----------------------------------------------------
                                                  (amounts in thousands, except per share amounts)

Statement of Operations Data:
  Revenue.......................................$337,508    $285,163   $217,370   $214,001  $205,217

Direct laboratory and field expenses:
   Salaries, wages and benefits................. 101,034      84,476     67,742     69,094    70,869
          Supplies..............................  48,647      41,532     30,671     29,858    28,631
          Other operating expenses..............  80,334      70,443     53,594     56,990    54,672
   Legal and restructuring charges  ............      --         600         --         --    70,595

   Merger/recapitalization expenses ............      --      25,167         --         --        --
   Amortization and depreciation ...............  12,867      10,163      7,592      8,885    11,491
   Selling, general and administrative expenses.. 44,005      39,060     33,530     34,570    41,801
                                                  ---------------------------------------------------
   Operating income (loss)....................... 50,621      13,722     24,241     14,604   (72,842)
   Interest expense, net......................... 37,699      18,845     13,538     14,068    13,401
   Related party interest, net...................     --         --          --         --    (1,279)
   Loss on sale of promissory note ..............     --         --          --         --     4,529
                                                  ---------------------------------------------------
   Income (loss) before tax benefit and
          extraordinary item..................... 12,922      (5,123)    10,703        536   (89,493)
   Tax benefit................................... 28,646      11,904         --         --        --
                                                  ---------------------------------------------------
   Income (loss) before extraordinary item....... 41,568        6,781    10,703        536   (89,493)

   Extraordinary item-loss on early
          extinguishment of debt................      --       20,773        --         --     3,451
                                                  ---------------------------------------------------
   Net income (loss)............................ $41,568     $(13,992) $ 10,703    $   536  $(92,944)
   Preferred stock dividends....................      --          108       131        138       144
                                                  ---------------------------------------------------
   Net income (loss) available to common
          shareholders..........................  $41,568    $(14,100) $ 10,572    $   398  $(93,088)
                                                  ---------------------------------------------------

Basic Net Income (loss) Per Share:
   Income (loss) before extraordinary item......  $  1.61    $    .17  $    .26    $   .01  $  (2.43)
   Net income (loss)............................  $  1.61    $   (.35) $    .26    $   .01  $  (2.53)
                                                  ---------------------------------------------------

Diluted Net Income (loss)  Per Share:
   Income (loss) before extraordinary item......  $  1.61    $    .17  $    .25    $   .01  $  (2.43)
   Net income (loss)............................  $  1.61    $   (.28) $    .25    $   .01  $  (2.53)
                                                  ---------------------------------------------------

Weighted Average Shares Outstanding:
   Basic........................................   25,805      39,808    40,665     39,927    36,831
   Diluted......................................   25,884      46,709    42,784     40,531    36,831
                                                  ---------------------------------------------------
Other Financial Data:
   EBITDA(1)....................................  $63,488    $ 49,652  $ 31,833   $ 23,489  $  9,244
   EBITDA margin(2).............................    18.8%       17.4%     14.6%       11.0%     4.5%
   Net  cash   provided   by  (used  in)
   operating activities...                         15,938      (8,410)   13,996      3,715    (5,128)
   Net  cash   provided   by  (used  in)
   financing activities...                         (4,001)     15,720    (1,836)    (1,384)   13,786
   Net cash provided by (used in) investing.....  (21,901)    (14,890)   (3,675)    (3,759)    4,352

Balance Sheet Data:
   Working capital..............................  $ 47,306   $ 33,389  $ 42,932   $ 28,550  $ 24,913
   Total assets.................................   235,911    193,530   142,460    118,700   125,919
   Long-term debt, including current portion....   310,460    314,849   138,376    126,096   127,872
   Stockholders'     equity    (deficit)........  (112,436)  (158,289)  (21,367)   (32,283)  (34,688)

 (1) EBITDA is net income (loss) before interest expense, income tax benefit, depreciation and amortization, and has been adjusted for legal, restructuring charges, merger/recapitalization expenses, loss on sale of promissory note, and extraordinary items. EBITDA is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating healthcare companies. Due to the significant acquisitions the Company made in 1998, 1999 and 2000, which have resulted in high levels of goodwill, the Company believes EBITDA is an appropriate measure for investors to consider when analyzing the business. Moreover, the Company's principal financ ing agreements contain covenants in which EBITDA is used as measure of financial performance.

(2)         EBITDA margin is EBITDA expressed as a percentage of revenue.

Note: The variations in the year-to-year comparisons are due primarily to the acquisition of substantially all of the assets of Pathology Associates Laboratories effective August 11, 2000, the acquisition of substantially all of the assets of Southern California Clinical Laboratories, LLC, effective March 17, 2000, the acquisition of substantially all of the assets of Physicians Clinical Laboratories, Inc., effective May 10, 1999, and the acquisition of substantially all of the assets of Meris Laboratories, Inc., effective November 5, 1998. See Notes 4 and 5 of the Notes to Consolidated Financial Statements at pages F-11 and F-12 for a more detailed discussion of the legal charges and merger/recapitalization expenses recorded in 1999. In addition, the Company reduced the valuation allowance and recognized a tax benefit of $11.9 million in 1999 and eliminated the valuation allowance and recorded a tax benefit of $34.4 million in 2000. The $70.6 million legal and restructuring charges recorded in 1996 relate to a goodwill write-off in the amount of $61.7 million, $4.9 million paid in government and other settlements, and $4.0 million in restructuring and severance costs. The $4.5 million loss on the sale of a promissory note in 1996 is attributable to a $4.0 million loss in principal and a $0.5 million write-off of accrued and unpaid interest. The $3.5 million extraordinary item in 1996 was due to a loss on early extinguishment of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999

Revenue. Revenue increased $52.3 million or 18.4% to $337.5 million for the year ended December 31, 2000 from $285.2 million for the comparable prior year period. Approximately $24.1 million of the increase was attributable to revenue generated from the acquisitions of BCL, effective May 10, 1999, SCCL, effective March 17, 2000 and PAL, effective August 11, 2000. Exclusive of the acquired BCL, SCCL and PAL businesses, revenue increased $28.2 million, primarily the result of increases in reimbursement levels of $3.2 million and additional specimen volume generating $25.0 million.

The Company experienced a 1.0% increase, exclusive of the acquired BCL, SCCL and PAL businesses, in the average reimbursement received for each specimen processed during the year ended December 31, 2000 versus the comparable prior year period. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, replacement of the Company's most unprofitable accounts with other better priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted and other infectious diseases. Exclusive of the acquired BCL, SCCL and PAL businesses, the Company experienced an 8.8% increase in the number of specimens processed during the year ended December 31, 2000 versus the comparable prior year period.

Salaries, Wages and Benefits. Salaries, wages and benefits increased $16.5 million or 19.6% to $101.0 million for the year ended December 31, 2000 from $84.5 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits increased to 29.9% for the year ended December 31, 2000 from 29.6% for the comparable prior year period. The increase resulted primarily from wage pressures in the San Jose operations and the Company had to make wage adjustments for cytologists, phlebotomists, information system personnel and couriers. Heading into 2001, the Company believes that there will likely be continued wage pressure for cytologists, phlebotomists and billing personnel. Besides wage pressures, the Company also had to add headcount to the phlebotomy department as more and more doctors are drawing less blood in their offices and instead are sending the patient to one of the Company's patient service centers. This trend significantly increased during the later months of
2000. Furthermore, California has enacted new laws requiring training and certification of phlebotomists which will not only add to the cost of retaining phlebotomists but the Company expects will also likely make them more difficult to find.

Supplies. Supplies expense increased $7.1 million or 17.1% to $48.6 million for the year ended December 31, 2000 from $41.5 million for the comparable prior year period. As a percentage of revenue, supplies expense decreased to 14.4% for the year ended December 31, 2000 from 14.6% for the comparable prior year period. The percentage decrease was attributable to a switch of certain technologies to more cost effective methods and price reductions in certain supply contracts.

Other Operating Expenses. Other operating expenses increased $9.9 million or 14.0% to $80.3 million for the year ended December 31, 2000 from $70.4 million for the comparable prior year period. As a percentage of revenue, other operating expenses decreased to 23.8% for the year ended December 31, 2000 from 24.7% for the comparable prior year period. The percentage decrease was primarily attributable to reductions in outside reference laboratory fees and telecommunication expenses.

Legal Charge. In 1999, the Company reached a settlement for $0.6 million with a group of insurance companies regarding claims by the insurance companies that the Company over-billed them in the early to mid-1990's in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government.

Merger/Recapitalization Expenses. On May 24, 1999, the Company entered into an agreement with UC Acquisition Sub, Inc., which is owned by affiliates of Kelso, under which UC Acquisition Sub, Inc. merged with and into the Company. The merger was completed on November 23, 1999 and was accounted for as a recapitalization. As part of the recapitalization transaction, the Company incurred expenses of $25.2 million related primarily to financial advisory fees, other financing fees and expenses, legal and accounting fees, printing costs, severance costs, and other miscellaneous items.

Amortization and Depreciation. Amortization and depreciation increased $2.7 million or 26.6% to $12.9 million for the year ended December 31, 2000 from $10.2 million for the comparable prior year period. The increase was primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the BCL, SCCL and PAL acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.9 million or 12.7% to $44.0 million for the year ended December 31, 2000 from $39.1 million for the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses decreased to 13.0% for the year ended December 31, 2000 from 13.7% for the comparable prior year period. The percentage decrease reflects the economies of scale and efficiencies gained from the operating leverage of our existing infrastructure.

EBITDA. EBITDA increased by $13.8 million or 27.9% from $49.7 million for the year ended December 31, 1999 compared to $63.5 million for the year ended December 31, 2000. This increase excludes the effect of the $0.6 million legal charge recorded in the second quarter of 1999 and the approximately $46.0 million in merger/recapitalization expenses and extraordinary loss on extinguishment of debt recorded in the fourth quarter of 1999.

Interest Expense. Net interest expense increased $18.9 million or 100.0% to $37.7 million for the year ended December 31, 2000 from $18.8 million for the comparable prior year period. The increase was primarily due to the additional interest expense from the significant increase in leverage due to the recapitalization transaction.

Tax Benefit. The Company establishes a valuation allowance in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's improved operating performance in 1998, 1999 (before the merger/recapitalization expenses) and 2000 and having fully integrated the Meris, BCL, SCCL and PAL acquisitions, management believes it is more likely than not it will have sufficient future taxable income to realize the future tax benefits and therefore eliminated its valuation allowance and recorded a tax benefit of approximately $38.1 million in 2000, of which $3.7 million was recorded as an increase in additional paid in capital. In addition, the Company recorded an income tax provision of $5.8 million in 2000, resulting in a net tax benefit of $28.6 million in the statement of operations. The Company expects to have an effective tax rate of approximately 42% in 2001.

In the third quarter of 1999 the Company reduced its valuation allowance by approximately $16.6 million. Approximately $4.7 million of the tax asset recorded during the third quarter of 1999 reduced the amount of goodwill from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statements of operations.

Year ended December 31, 1999 compared to year ended December 31, 1998

Revenue. Revenue increased $67.8 million or 31.2% to $285.2 million for the year ended December 31, 1999 from $217.4 million for the comparable prior year period. Approximately $48.7 million of the increase was attributable to revenue generated from the acquisitions of Meris, effective November 5, 1998 and BCL, effective May 10, 1999. Exclusive of the acquired Meris and BCL businesses, revenue increased $19.1 million, primarily the result of increases in reimbursement levels of $11.7 million and additional specimen volume generating $7.4 million.

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

Salaries, Wages and Benefits. Salaries, wages and benefits increased $16.7 million or 24.7% to $84.5 million for the year ended December 31, 1999 from $67.7 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits decreased to 29.6% for the year ended December 31, 1999 from 31.2% for the comparable prior year period. The percentage decrease primarily reflects the economies of scale associated with processing a significantly higher specimen volume (25.2% volume increase including the effect of the Meris and BCL acquisitions) without the same corresponding increase in headcount.

Supplies. Supplies expense increased $10.9 million or 35.4% to $41.5 million for the year ended December 31, 1999 from $30.7 million for the comparable prior year period. As a percentage of revenue, supplies expense increased to 14.6% for the year ended December 31, 1999 from 14.1% for the comparable prior year period. The increase was attributable to bringing certain more costly testing in-house, mandated use of more costly safety needles and inefficiencies of running two laboratories in the Sacramento area during the integration period of BCL. The Company closed the BCL laboratory in mid-August, 1999.

Other Operating Expenses. Other operating expenses increased $16.8 million or 31.4% to $70.4 million for the year ended December 31, 1999 from $53.6 million for the comparable prior year period. As a percentage of revenue, other operating expenses were consistent at 24.7% for the years ended December 31, 1999 and 1998.

Legal Charge. In 1999, the Company reached a settlement for $0.6 million with a group of insurance companies regarding claims by the insurance companies that the Company over-billed them in the early to mid-1990's in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government.

Merger/Recapitalization Expenses. On May 24, 1999, the Company entered into an agreement with UC Acquisition Sub, Inc., which is owned by affiliates of Kelso, under which UC Acquisition Sub, Inc. merged with and into the Company. The merger was completed on November 23, 1999 and was accounted for as a recapitalization. As part of the recapitalization transaction, the Company incurred expenses of $25.2 million related primarily to financial advisory fees, other financing fees and expenses, legal and accounting fees, printing costs, severance costs, and other miscellaneous items.

Amortization and Depreciation. Amortization and depreciation increased $2.6 million or 33.9% to $10.2 million for the year ended December 31, 1999 from $7.6 million for the comparable prior year period. The increase was primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the Meris and BCL acquisitions. In addition, based upon the final review of certain assets acquired in the Meris and BCL acquisitions, the Company changed its estimate of goodwill amortization arising from those acquisitions to a 10-year period effective November 1998. The effect of the change was to increase amortization expense by $1.2 million for the year ended December 31, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million or 16.5% to $39.1 million for the year ended December 31, 1999 from $33.5 million for the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses decreased to 13.7% for the year ended December 31, 1999 from 15.4% for the comparable prior year period. Such decrease continued the trend realized by the Company throughout 1998 and 1999 from cost reduction efforts and also reflected the economies of scale and efficiencies gained from the Meris and BCL acquisitions.

EBITDA. EBITDA decreased $28.7 million, or 90.2%, from $31.8 million in 1998 to $3.1 million in 1999. Without the effect of the $0.6 million legal charge recorded in the second quarter of 1999 and the merger/recapitalization expenses and the extraordinary loss on extinguishment of debt recorded in the fourth quarter of 1999, EBITDA in 1999 would have been $49.7 million or 17.4% of sales, and would have represented an increase of approximately 56% over 1998.

Interest Expense. Net interest expense increased $5.3 million or 39.2% to $18.8 million for the year ended December 31, 1999 from $13.5 million for the comparable prior year period. The increase was primarily due to the additional interest expense incurred on the $14.0 million convertible subordinated note issued in connection with the Meris acquisition, the $25.0 million subordinated note issued in connection with the BCL acquisition and the additional interest expense from the significant increase in leverage due to the Company's recapitalization.

Liquidity and Capital Resources

Net cash provided by operating activities was $15.9 million for the year ended December 31, 2000 and reflects an increase of $24.3 million over the comparable prior year period when net cash used by operating activities was $8.4 million. Excluding the effect of the merger/recapitalization expenses recorded in the fourth quarter of 1999, the Company would have had net cash provided by operating activities of $31.6 million in 1999. For the year ended December 31, 2000, this would have reflected a decrease in net cash provided by operating activities of $15.7 million over the comparable prior year period. The pro forma decrease was primarily due to higher interest expense incurred from the increase in leverage from the recapitalization transaction.

Net cash used by financing activities was $4.0 million for the year ending December 31, 2000, resulting primarily from repayments under debt and capital lease obligations net of borrowings under revolving credit facility of $4.6 million offset by $0.6 million from the sale of stock to an officer of the Company.

Net cash used by investing activities was $21.9 million for the year ended December 31, 2000, resulting from $17.1 million paid for acquisitions primarily related to cash payments made for the SCCL and PAL acquisitions and fixed asset additions of $4.8 million. The Company expects that its capital expenditure requirements, excluding any amounts related to acquisitions, will approximate $6.0 million in 2001.

The Company had $2.6 million of cash and cash equivalents on hand at December 31, 2000. Management believes that the amount of cash and cash equivalents available at December 31, 2000, cash flows expected to be generated from operations and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under capital lease and debt obligations for the foreseeable future.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Item 7A.    Quantitative and Qualitative Disclosure of Market Risk

As of December 31, 2000, the Company had borrowings of $156.8 million under a $185.0 million credit facility. The credit facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Interest on amounts borrowed under the credit facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. For every one-half percent rise in interest rates on the Company's variable note obligations held at December 31, 2000, interest expense would increase by $0.8 million annually. Item 8. Financial Statements and Supplementary Data

            Please see pages F-1 through F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 21, 2000, Deloitte & Touche LLP was engaged commencing with the fiscal year December 31, 2000 as the independent auditors, replacing Arthur Andersen LLP, who had previously served as the independent auditors. The decision to dismiss Arthur Andersen LLP and to engage Deloitte & Touche LLP was approved by the Audit Committee of the Board of Directors. In the period from January 1, 1998 to April 21, 2000, Arthur Anderson LLP issued no audit report that was qualified or modified as to uncertainty, audit scope or accounting principles, no adverse opinions or disclaimers of opinion on any of the financial statements, and there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Prior to April 21, 2000, the Company had not consulted with Deloitte & Touche LLP on items which involved accounting principles or the form of audit opinion to be issued on the financial statements

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

      The  following  table  sets  forth  certain   information   regarding  the
directors, executive officers and key management personnel of the Company.

Name                    Age     Position

Robert E. Whalen        58      Chairman of the Board, President, Chief
                                Executive Officer and Director

Brian D. Urban          38      Executive Vice President, Chief Financial
                                Officer and Treasurer

David W. Gee            40      Executive Vice President, Secretary and
                                General Counsel

Emmett Kane             51      Executive Vice President and Division
                                President, Unilab Northern California

R. Jeffrey Lanzolatta   48      Executive Vice President and Division
                                President, Unilab Southern California

C. Michael Hanbury      37      Senior Vice President, Chief Scientific Officer

Paul T. Wertlake        63      Vice President, Chief Medical Officer

Michael B. Goldberg     53      Director

David I. Wahrhaftig     43      Director

Robert E. Whalen was appointed President, Chief Executive Officer and a director of Unilab in November 1999. He was elected Chairman of the Board in November 2000. From May 1997 to September 1999, Mr. Whalen served as Executive Vice President and, from September 1998 to September 1999, as Chief Operating Officer of Scripps's Clinic, a 320-physician multi-specialty medical group located in Southern California. From the April 1995 merger of Roche Biomedical Laboratories and National Health Laboratories, Incorporated until August 1996, Mr. Whalen served as Executive Vice President of Laboratory Corporation of America ("LabCorp"). Prior to his employment at LabCorp, Mr. Whalen held various senior level positions with National Health Laboratories, which he joined in 1976. He served as Executive Vice President of National Health Laboratories from 1993 to 1995, as Senior Vice President from 1991 to 1993 and as Vice President--Administration from 1985 to 1993. From 1979 to 1985, he was Vice President--Division Manager of National Health Laboratories. At National Health Laboratories and later LabCorp, Mr. Whalen oversaw human resources, client service and major regional laboratories in California, Washington, Nevada and Utah. Mr. Whalen was a member of the management committee at National Health Laboratories and LabCorp.

Brian D. Urban has been Executive Vice President, Chief Financial Officer and Treasurer of Unilab since May 1998. He served as Vice President, Chief Financial Officer and Treasurer from September 1997 to April 1998. He was Vice President and Controller of Unilab from November 1993 to September 1997. Mr. Urban served as Assistant Controller of Unilab from October 1992 to November 1993. He was Manager of External Reporting of MetPath from July 1992 to October 1992 . Prior thereto, Mr. Urban was senior audit manager at Price Waterhouse where he worked from November 1986 to July 1992.

David W. Gee has been Executive Vice President, Secretary and General Counsel of Unilab since March 2000. Prior to his employment with Unilab, Mr. Gee was with the Seattle, Washington law firm of Garvey, Schubert & Barer from June 1998 through February 2000. Prior thereto, he served as Associate Vice President, Counsel, and Assistant Secretary for Laboratory Corporation of America from May 1995 to June 1998. He served as the Associate General Counsel and Assistant Secretary of LabCorp's predecessor, National Health Laboratories from 1991 to 1995. Prior thereto, Mr. Gee was with the law firm of Pillsbury, Madison & Sutro in its Los Angeles and San Diego offices.

Emmett Kane was appointed Executive Vice President and Division President of Unilab Northern California since July 2000. Prior to his employment with Unilab, he held the position of Senior Vice President from September 1996 to July 2000, at Laboratory Corporation of America. He was a member of LabCorp's Senior Management Committee from January 1997 to July 2000. From April 1995 to September 1997, he served as Vice President, Corporate Operations with LabCorp. Prior to the April 1995 merger of National Health Laboratories and Roche Biomedical Laboratory, Mr. Kane held positions of Director and then Vice President Operations at National Health Laboratories, which he joined in 1981.

R. Jeffrey Lanzolatta has been Executive Vice President and Division President of Unilab Southern California since May 1998. He served as Division President of Unilab Southern California from July 1996 to April 1998. He was Senior Vice President, Sales and Marketing of Unilab Southern California from December 1994 to July 1996. He served as Vice President, Sales and Marketing for Unilab from November 1993 to December 1994. He served as Vice President, Sales and Marketing of MetWest from January 1993 to November 1993. Prior thereto, Mr. Lanzolatta served as Regional Vice President and General Manager of MetWest's Southern California operations from July 1990 to December 1992. From April 1990 to June
1990, Mr. Lanzolatta served as Director of Sales and Marketing for MetWest's Northern California operations. Mr. Lanzolatta was Vice President, Business Development of International Clinical Laboratories' Western Operations from July 1985 through January 1989.

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

Paul T. Wertlake, M.D., has been Vice President and Chief Medical Officer of Unilab since January 1994. Since October 1989, Dr. Wertlake has served as the Senior Medical Officer for Southern California and Medical Director of the Tarzana (Los Angeles) laboratory. Prior thereto, Dr. Wertlake has served in the academic, hospital and reference laboratory sectors.

Michael B. Goldberg has been a Managing Director of Kelso since October 1991 and became a director of Unilab in November 1999. Mr. Goldberg served as a Managing Director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc., and HCI Direct Inc. Mr. Goldberg is also a director of the Phoenix House Foundation and the Woodrow Wilson Council.

David I. Wahrhaftig has been a Managing Director of Kelso since April 1998. Mr. Wahrhaftig has been affiliated with Kelso since 1987, and became a director of Unilab in November, 1999. Mr. Wahrhaftig also serves as a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc. and Humphreys, Inc.

Item 11.          Executive Compensation

The following table sets forth the annual and long-term compensation paid or accrued by Unilab for services rendered in all capacities to Unilab during the years ended December 31, 2000, 1999, and 1998, to those persons who were, at December 31, 2000, (i) the Chief Executive Officer and (ii) the other named executive officers of Unilab whose total annual salary and bonus for the year ended December 31, 2000 exceeded $100,000. The Company refers to these officers as "named executive officers".


                                                                                          Long Term
                                                                                       Compensation
                                                                                             Awards
                                                                                         Securities
                                                                       Other Annual      Underlying         All Other
 Name and Title            Year    Annual Salary (1)      Bonus        Compensation         Options      Compensation

Robert F. Whalen........   2000       $448,000          $ 200,000      $    937(3)       $1,282,051      $109,416(4)
President and CEO(2)....   1999         44,400                 --           --                   --        92,222(5)

Brian D. Urban..........   2000       $253,000          $125,000       $ 24,100(6)          384,615      $ 63,050(7)
Executive Vice President   1999        223,650           315,000          9,600(13)          50,000       189,155(7)
Chief Financial Officer    1998        201,600            90,000         40,616(8)           50,000        87,556(4)
and Treasurer

R. Jeffrey Lanzolatta...   2000       $253,000          $125,000       $ 11,459(9)          384,615      $ 80,099(17)
Executive Vice President   1999        257,000           175,000         53,007(10)          50,000       434,653(19)
and Division President,    1998        253,000           125,000         10,585(11)          50,000        51,691(17)
Unilab Southern

David Gee                  2000       $186,000          $ 75,000       $  8,000(13)         128,205      $ 31,583(4)
Executive Vice President
Secretary and General
Counsel (12)

Emmett Kane                2000      $129,500           $100,000       $ 43,675 (15)        256,410      $ 27,906(4)
Executive Vice President
and Division President,
Unilab Northern (14)

Ian Brotchie.............. 2000      $249,000           $ 75,000       $  9,600(13)             --       $ 85,737(20)
Executive Vice President   1999       251,800            110,000          9,600(13)          50,000       614,001(4)
and Division President,    1998       247,600             57,500         10,108(18)          50,000      $104,587(20)
Unilab Northern (16)



(1) Includes 8% of base salary and bonus credited to a deferred compensation account for the benefit of the employee.

(2) Mr. Whalen has served as President and CEO since November 23, 1999 and as Chairman since November 15, 2000.

(3) Represents imputed benefit and tax gross-up payment on the use of a Company car.

(4)   Represents Unilab contributions to the Long-Term SERP Plan.

(5) Represents consulting payments to Mr. Whalen for the period from September 1, 1999 to November 22, 1999.

(6) Represents (a) a car allowance of $9,600, and (b) imputed interest on an interest free loan plus a tax gross up payment of $14,500.

(7) Represents Unilab contributions to the Long-Term SERP Plan, and Unilab 401(k) Plan Company contributions of $1,775 in 2000 and $1,600 in 1999.

(8) Represents (a) a car allowance of $9,600, (b) imputed interest on an interest free loan of $5,630, (c) relocation expenses of $6,641, (d) imputed benefit on the use of a Company car of $7,750, and (e) a tax gross up benefit of $10,995.

(9) Represents (a) a car allowance of $9,600, and (b) tax preparation services plus a tax gross up payment of $1,859.

(10) Represents (a) a car allowance of $9,600, (b) imputed interest on an interest free loan of $2,580, and (c) a tax gross up benefit of $40,827.

(11) Represents (a) a car allowance of $7,200, and (b) imputed interest on an interest free loan plus a tax gross up payment of $3,385.

(12)  Mr. Gee assumed his position on March 1, 2000.

(13)  Represents a car allowance.

(14)  Mr. Kane assumed his position on July 1, 2000.

(15) Represents (a) a car allowance of $4,800, and (b) relocation expenses and a tax gross up payment of $38,875.

(16) Mr. Brotchie assumed his position in 1998 and resigned his full-time employment with Unilab on December 31, 2000.

(17) Represents Unilab contributions to the Long Term SERP Plan, and Unilab 401(k) Plan Company contributions of $2,125 in 2000 and $2,578 in 1998.

(18) Represents (a) a car allowance of $9,600, and (b) tax preparation services plus a tax gross up payment of $508.

(19) Represents Unilab contributions to the Long Term SERP Plan and forgiveness of a $50,000 loan.

(20) Represents Unilab contributions to the Long Term SERP Plan, and Unilab 401(k) Plan Company contributions of $1,519 in 2000 and $1,664 in 1998.

Stock Option in 2000

      The following table shows information regarding nonqualified stock options granted to the named executive officers during the year ended December 31, 2000.

                        Option Grants in Fiscal Year 2000

                                                Individual Grants
- ------------------------------------------------------------------------



                      Number of       Percent of                           Potential Realizable
                      Securities      Total Options                        Value At Assumed Annual
                      Underlying      Granted to    Exercise               Rates of Stock Price
                      Options         Employees In  Price Per Expiration   Appreciation for Option
    Name              Granted(1)      Fiscal Year   Share     Date         Term (2)
__________________________________________________________________________________

                                                                           5% ($)       10% ($)
Robert E. Whalen        427,350(3)    12.2%         $5.85     11/23/09     $1,572,235   $3,984,352
                        854,701(4)    24.4%         $5.85     11/23/09              -           -

Brian D. Urban          192,308(3)     5.5%         $5.85     11/23/09      $ 707,508   $1,792,963
                        192,307(4)     5.5%         $5.85     11/23/09              -            -

R. Jeffrey Lanzolatta   192,308(3)     5.5%         $5.85     11/23/09      $ 707,508   $1,792,963
                        192,307(4)     5.5%         $5.85     11/23/09              -            -

David Gee                64,103(3)    1.83%         $5.85     11/23/09      $ 235,837   $  597,657
                         64,102(4)    1.83%         $5.85     11/23/09              -            -

Emmett Kane             128,205(3)    3.66%         $5.85     11/23/09       $471,671   $1,195,306
                        128,205(4)    3.66%         $5.85     11/23/09              -           -


(1) Represents nonqualified options which were granted under the 2000 Executive Stock Option Plan (the "2000 Plan" described below under "Incentive Plans; 2000 Executive Stock Option Plan"). Class A options become exercisable in three equal annual installments, or in connection with the occurrence of an exit event (which involves certain sales or other dispositions of the Company's common stock). Class B options become exercisable only in connection with the occurrence of an exit event while the holder of the option continues to provide services for the Company, and then only if certain performance targets are met. Options may be exercised by paying the subscription price in cash or check or by tendering the Company's shares which have a fair market value equal to aggregate subscription price (provided that the option holder must have owned such tendered shares for at least six months).
(2) Class B options would not become exercisable at these assumed rates of stock price appreciation.
(3)   Represents Class A options.
(4)   Represents Class B options.

Option Exercises and Fiscal Year-End Values

        The following table provides information concerning the number and value of unexercised options held by the named executive officers at December 31, 2000.

                       Option Values at December 31, 2000


                          Number of Securities Underlying     Value of Unexercised In-The-
                            Unexercised Options at           Money Options at December 31,
                              December 31, 2000                        2000


Name                    Exercisable     Unexercisable         Exercisable     Unexercisable

Robert E. Whalen           142,450         1,139,601                 --               --

Brian D. Urban              64,103           320,512                 --               --

R. Jeffrey Lanzolatta       64,103           320,512                 --               --

David Gee                   21,368           106,837                 --               --

Emmett Kane                 42,735           213,675                 --               --



Executive Retirement Plan

Effective as of January 1, 1995, the Company's stockholders approved the adoption of the Executive Retirement Plan (the "SERP"), an unfunded defined contribution plan, for the benefit of designated key employees. Participants receive an annual contribution to their account as well as earning interest on their account balance at prime plus two percent. The benefit formula to determine amounts earned by participants is primarily based on the employee's final five-year average compensation and years of service. The weighted average discount rate and rate of increase in future compensation levels used in determining the present value of benefit obligations were 6.35% and 3.8% in 2000, 5.1% and 3.8% in 1999 and 6.0% and 3.8% in 1998. As soon as practicable following the death, disability or retirement of an Executive after attaining age 65 (the "Payment Date"), the Executive will receive a distribution of his account. However, an Executive may irrevocably elect to have his account distributed in equal annual installments over a period of no more than five years from the payment date, provided that such election is filed no later than one year prior to the payment date. In addition, an Executive shall be entitled to a distribution of his Account upon his termination of employment for Good Reason or without Cause (as defined in the SERP), in each case only after a Change in Control.

Incentive Plans

2000 Executive Stock Option Plan

On June 19, 2000, the Company adopted, and on June 29, 2000 the stockholders approved, the Company's 2000 Executive Stock Option Plan (the "2000 Plan"), effective as of the same date.

The purpose of the 2000 Plan is to advance the Company's interests by providing for grants of options to purchase common stock, thus affording certain of the Company's officers, directors, consultants and key employees and subsidiaries an ownership interest and thus to stimulate increased personal interest in the success and future growth of the Company.

General. The Company has reserved for issuance 3,846,154 shares of common stock under the 2000 Plan. All shares of common stock (or other securities) issuable upon exercise of any stock options must be duly authorized and, must be validly issued upon such exercise and must be fully paid and nonassessable. No Option holder (nor a permitted transferee) shall have any rights with respect to the shares subject to the option until the shares have been reduced to the holder's possession. In addition to option grants originating under the 2000 Plan, the plan also covers certain options which were assumed from the Unilab Corporation 1996 Stock Option and Performance Incentive Plan (which has since been terminated) and made subject to the terms of the 2000 Plan.

Administration. The Company's board of directors administers the 2000 Plan. The Company's board has full power to construe and interpret the 2000 Plan, to establish rules for its administration and to grant options to eligible persons, in each case in accordance with the provisions of the 2000 Plan. All board actions made pursuant to this plan will be binding and conclusive on all persons interested in the plan.

Eligibility. Options may be granted to certain of the Company's executives named in the 2000 Plan, executive officers, directors, consultants or key employees of Unilab, from time to time, as determined by the board. In determining who is an eligible person for appropriate grants under the plan, the board takes into account such factors as it views as relevant.

Terms and Conditions of Options. The options available for grant pursuant to the plan must, in no case exceed, in the aggregate, the following quantities:

                o in the case of Class A options, options to purchase 1,666,667 shares of common stock; and

                o in the case of Class B options, options to purchase 2,179,487 shares of common stock.

Shares subject to options are subject to adjustment in the event of stock dividends, stock splits and reverse stock splits. In the event of a consolidation or merger or in case of any sale, lease or transfer of substantially all of the assets (which does not constitute an exit event), the 2000 Plan requires the acquiror to assume each option, which shall continue to vest and become exercisable in accordance with its terms (adjusted, at the discretion of the board, to reflect the effect of such transaction) and each holder will have the right, upon exercise of the option, to purchase the kind and amount of securities, cash or other assets that this holder would have owned after the happening of such event if the option had been exercised prior to those events.

    Exercisability. Class A options become exercisable in three equal annual installments, or in connection with the occurrence of an exit event (which involves certain sales or other dispositions of the Company's common stock). Class B options become exercisable only in connection with the occurrence of an exit event while the holder of the option continues to provide services for the Company, and then only if certain performance targets are met. Options may be exercised by paying the subscription price in cash or check or by tendering the Company's shares which have a fair market value equal to aggregate subscription price (provided that the option holder must have owned such tendered shares for at least six months). If not sooner exercised or terminated, all options shall expire in November of 2009.

    Termination of Options. The 2000 Plan provides that the holder of a Class A option will have 90 days after termination of employment (unless the termination is for cause) to exercise any options which are then exercisable. Options which become exercisable in connection with an exit event (whether Class A or Class B) will terminate at 12:00 midnight on the date of such event. The board may accelerate the exercisability or delay or postpone the expiration of any outstanding option at such time and under such circumstances as the board may determine.

    Compelled Sale. The Company has the right to compel the holder of a non-qualified option to exercise such option in the event of a sale of all or substantially all of the Company to a third party, whether pursuant to a sale of capital stock of the Company, merger, consolidation, sale of assets or a similar transaction.

    Amendment, Termination of Plan. The Company's board may at any time and from time to time alter, amend, suspend, or terminate the 2000 Plan and the options in whole or in part.

Board of Directors'
Report on Executive Compensation

     The Board of Directors' Compensation Committee consists of Messrs. Robert Whalen and Michael Goldberg.

Philosophy

            The Company's executive compensation program is designed to enhance corporate performance, and thus stockholder value, by aligning the financial interest of executives with those of the Company's stockholders. Accordingly, the structure and scope of the Company's compensation program are designed to attract key executives to the Company and retain the best possible executive talent; to reinforce and link executive and stockholder interests through equity-based plans; and to provide a compensation package that recognizes individual performance in conjunction with overall corporate performance.

Principal Components of Executive Compensation

            The principal elements of the Company's executive compensation program include base salary, annual cash and/or stock bonus if performance objectives are achieved, and it is expected, at appropriate intervals, long-term incentive compensation in the form of stock option grants. The Company also provides medical and other fringe benefits generally available to Company employees and, for certain of its selected senior executives, a deferred compensation plan and the SERP.

            Base salaries for executives are determined to reflect responsibilities of the position held and the experience of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for positions having comparable responsibilities at other companies in the clinical laboratory industry. In addition to comparing base salary compensation of other companies, consideration is given to the relative overall corporate performance of the Company in relation to its competitors in the industry, with the objective of achieving standards and setting base executive salaries in the Company at or slightly above the market rate paid for comparable positions in the clinical laboratory industry.

            The Company's executive officers and other key persons may be eligible for an annual cash and/or stock bonus under their individual employment agreements. Individual performance objectives formulated by Company management are recommended by the Chief Executive Officer for approval by the Board and are awarded upon the Board's approval of the discretionary recommendation of the CEO. Eligible executives may receive bonus awards based upon certain percentages of base salary at threshold and maximum levels appropriate to the nature of their position in the Company. Whether any bonus is awarded, and, if so, the amount thereof depends upon actual performance against predetermined individual and corporate objectives established by the CEO and/or the Board.

            Historically, awards of stock options have been made periodically to executive officers and certain other employees of the Company upon consultation with and recommendation of the Chief Executive Officer and approval of the Compensation Committee or the Board of Directors. Such options have been granted with an exercise price equal to the initial option price of $5.85 per share.

            The purpose of these awards has been to provide a meaningful equity interest in the Company to Company employees in a format that is designed to retain and align the financial interests of these employees with those of stockholders. The Board believes that this program has been and will continue to be instrumental in focusing the Company's management on building long-term value for stockholders. It has been the historical practice of the Company to make grants of stock options with a staggered vesting schedule and forfeiture of shares if not exercised within a specified period following separation from the Company's employ. These restrictions on stock option awards are designed to encourage recipients to remain in the Company's employ in order to recognize the full value of the awards. The term over which these restrictions have applied typically is one to five years in the case of stock options.

            In addition, the Company provides health care benefits and profit sharing through the Company's 401K Plan for senior executives and other key persons on terms generally available to all Company employees. The Board believes that such benefits are comparable to those offered by other clinical laboratory companies. Except as specified in the Executive Compensation Table, the value of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed $50,000 or 10% of the total salary and bonus of an executive officer in the last fiscal year.

Chief Executive Officer's Compensation

           As President and Chief Executive Officer of the Company, Robert E. Whalen has a base annual salary of $400,000. Mr. Whalen also received a bonus payment of $200,000 for 2000, deferred compensation equal to 8% of his 2000 cash compensation (valued at $48,000), which brought his cash compensation for 2000 to $648,000.

            The Company executed an Employment Agreement with Mr. Whalen dated February 24, 2000. The agreement will expire on February 24, 2003, unless it is renewed in writing by both Mr. Whalen and the Company. The agreement provides for annual salary of $200,000 and additional annual bonus if certain performance targets are reached. In the event that Mr. Whalen resigns following the occurrence of a change of control of the Company, for an additional twenty-four months, Mr. Whalen will be entitled to receive his annual salary in a lump sum cash, payment, continuation of medical benefits coverage, and any incentive bonus plan payments that he would have otherwise received had his employment continued with the Company for such period. In addition, in the event that Mr.
Whalen  is  terminated  for a reason  other  than  death,  disability,  cause or expiration of the term of the agreement, he will be entitled to receive severance equal to twenty-four months of his annual salary and of his medical benefits. The agreement also contains confidentiality and noncompetition provisions.

Compensation of Other Named Executive Officer and Key Management Personnel

           The Company has also entered into employment agreements with Messrs. Lanzolatta, Urban, Kane, Brotchie and Gee and certain other key management personnel. Such agreements expire at various dates through February 2003 and most automatically renew for successive one or two year periods, depending on the employee, until one of the parties gives notice or termination in accordance with the agreement. The agreements provide for salaries and also provide for annual bonuses for certain officers and key employees, dependent upon the achievements of certain performance objectives. In addition, the agreements for some executives provide for annual deferred compensation equal to 8% of the employees' cash compensation (inclusive of bonuses) for the year. The Company may terminate the employment agreements without cause on specified advance notice by providing severance pay equal to one to two times, depending on the employee, of the current base salary plus certain other benefits. In addition, these employment agreements grant these employees the right to receive two times their annual salary and bonus, plus continuation of certain benefits and acceleration of certain stock options, if there is a resignation of such employee following a change in control of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information concerning each person believed to be a beneficial owner of more than 5% of the outstanding shares of Unilab common stock and beneficial ownership of Unilab common stock by each director, Named Executive Officer and all directors and executive officers as a group, in each case as of March 28, 2001.

                                                       Shares       Percentage
Kelso Investment Associates VI, L.P. (1)            18,743,590         72.5%
KEP VI, LLC (1)                                      2,901,709         11.2%
Frank T. Nickell (1)                                           (2)           (2)
Thomas R. Wall, IV (1)                                         (2)           (2)
George E. Matelich (1)                                         (2)           (2)
Michael B. Goldberg (1)(3)                                     (2)           (2)
David I. Wahrhaftig (1)(3)                                     (2)           (2)
Frank K. Bynum, Jr. (1)                                        (2)           (2)
Philip E. Berney (1)                                           (2)           (2)
Robert E. Whalen                                       150,000          0.6%
Brian D. Urban                                          50,000          0.2%

All Directors and Executive  Officers                  200,000          0.8%
  of Unilab as a Group (9 persons)

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


Item 13.    Certain Relationships and Related Transactions

            Weavil Consulting Agreement. Upon completion of the recapitalization transaction, the Company entered into a five-year consulting agreement with Mr. Weavil. Pursuant to this agreement, Mr. Weavil is entitled to an annual consulting fee of $220,000 and options to purchase common stock of Unilab on terms that are substantially similar to the options granted to management and other employees following the merger. Unilab also entered into a non-competition agreement pursuant to which Mr. Weavil was compensated for limiting his ability to compete with the Company following the completion of the recapitalization transaction.

            Urban Promissory Note. On May 1, 1998, the Company entered into a promissory note, for $150,000 with no interest due before May 1, 2003, with Brian D. Urban, Unilab's Chief Financial Officer. The entire amount of the loan is outstanding.

            Sales of Common Stock to Officers and Directors. The Company sold 100,000 shares of common stock, valued at $585,000, to Robert E. Whalen, the Company's Chief Executive Officer, on July 12, 2000.

            Transactions with Kelso. Under the terms of the merger agreement with Kelso in connection with the Company's recapitalization, the Company paid to Kelso a one-time fee of $6 million upon the completion of the merger plus out of pocket expenses of approximately $130,000. In addition, the terms of the Company's financial services agreement with Kelso are as follows:

            o payment to Kelso of an annual financial advisory fee of $600,000;

            o reimburse Kelso for its expenses incurred in providing Unilab with financial advisory services; and

            o   indemnify  Kelso and certain related parties with respect to
                the transactions contemplated   by  the  merger, including the
                financing of the merger and any services to be provided by Kelso or any related party to Unilab going forward.

            Kelso earned annual financial advisory fees of $600,000 for the year ended December 31, 2000, and $65,000 for the year ended December 31, 1999.

            Company directors that are affiliated with Kelso do not receive any compensation for serving on the board.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form  10-K

        (a) 1.Financial Statements

            Report of Independent Auditors................................  F-1

            Report of Independent Public Accountants......................  F-2

            Statements of Operations for the Years Ended December 31, 2000,
            December 31, 1999 and December 31, 1998 ......................  F-3

            Balance Sheets at December 31, 2000 and December 31, 1999.....  F-4

            Statements of Shareholders' Equity (Deficit)for the Years Ended
            December 31, 2000, December 31, 1999 and December 31, 1998....  F-5

            Statements of Cash Flows for the Years Ended December 31, 2000,
            December 31, 1999 and December 31, 1998.......................  F-6

            Notes to Financial Statements.................................  F-7

        (a) 2.Financial Statement Schedules

            Report of Independent Auditors on
            Financial Statement Schedule..................................  F-23

            Report of Independent Public Accountants on
            Financial Statement Schedule..................................  F-24

            Schedule II - Valuation and Qualifying Accounts...............  F-25

        (a) 3.Exhibits required to be filed by Item 601 of Regulation S-K.

The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, Unilab Corporation has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      3/29/00                          UNILAB CORPORATION



                                                 By: /s/    Brian D. Urban
                                                     ----------------------
                                                 Name:  Brian D. Urban
                                                 Title:Executive Vice President,
                                                      Chief Financial  Officer
                                                        and Treasurer


         In Accordance with the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                                  Date

/s/ Robert E. Whalen      Chairman of the Board, President,      March 29, 2000
- --------------------      Chief Executive Officer and
Robert E. Whalen          Director Executive Officer)




/s/ Brian D. Urban        Executive Vice President,               March 29, 2000
- --------------------      Chief Financial Officer and
Brian D. Urban            Treasurer (Principal Financial
                          and Accounting Officer)





/s/ Michael D. Goldberg   Director                                March 29, 2000
- -----------------------
Michael D. Goldberg

/s/ David Wahrhaftig      Director                                March 29, 2000
- --------------------
David Wahrhaftig


/s/ By Brian D. Urban
Brian D. Urban, Attorney-in-Fact                                  March 29, 2000

                                          Index


Exhibit No.             Description of Exhibit

3.1                     Second    Amended   and   Restated    Certificate   of
                        Incorporation of the Company, dated September 20, 2000.

3.2                     Amended and Restated  By-laws of the Company,  adopted
                        September 5, 2000.

4.1 Indenture, dated as of September 28, 1999, between Unilab Finance Corp. and HSBC Bank USA relating to the Company's 12 3/4% Senior Subordinated Notes Due 2009 (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, dated December 30,1999).

4.2 Supplemental Indenture, dated as of November 23, 1999, among the Company, Unilab Finance Corp. and HSBC Bank USA, amending the Indenture (Incorporated by reference to Exhibit 4.2 to the Company 's Registration Statement on Form S-4, dated December 30, 1999).

4.3 Assumption Agreement, dated as of November 23, 1999,between the Company and Unilab Finance Corp. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated December 30, 1999).

4.4 Credit Agreement, dated as of November 23, 1998, among the Company and the several lenders named therein (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, dated December 30, 1999).

4.5 Capital Call Agreement, dated as of November 23, 1999,by and among Kelso &Company, L.P., the Company, and Bankers Trust Company (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4, dated December 20, 1999).

10.1 Consulting Agreement, dated December 1, 1999, by and between David C. Weavil and the Company (Incorporated by reference to Exhibit 10.4 to the Company 's Registration Statement on Form S-4 dated December 30,
                        1999).

10.2 Non-compete Agreement, dated November 23, 1999,by and among the Company, UC Acquisition Sub, Inc., and David
                        C. Weavil (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 dated December 20, 1999).

10.3 Employment Agreement, dated January 25, 1994, between the Company and Ian J. Brotchie, as amended by Amendment dated July 1, 2000.

10.4 Stockholders Agreement, dated November 23, 1999, among the Company, Kelso Investment Associates VI, LLC, KEP VI, LLC and certain other stockholders of the Company (Incorporated by reference to Exhibit 10.9 to the Company 's Registration Statement on Form S-4 dated December 30, 1999)

10.5                    Amendment to Stockholder 's Agreement,  dated June 30,
                        2000.

10.6 Employment Agreement, dated July 1, 2000, between the Company and Emmett C. Kane.

10.7 Employment Agreement, dated March 1, 2000, between the Company and David W. Gee.

10.8 Employment Agreement, dated November 11, 1993, between the Company and R. Jeffrey Lanzolatta, as amended by Amendment No.1, dated November 1, 1996.

10.9                    Employment   Agreement,   dated   November  11,  1993,
                        between the Company and Brian D. Urban, as amended by Amendment No.1, dated November 1, 1996.

10.10                   Employment   Agreement,   dated   February  24,  2000,
                        between the Company and Robert E. Whalen.

10.11                   Promissory  Note,  dated  May  1,  1998,  between  the
                        Company and Brian D. Urban.

16.1                    Letter  regarding  change  in  certifying   accountant
                        (Incorporated by Reference to 16.1 to the Company's 8-K/A, dated May 11, 2000).

24.1 Power of Attorney of Michael Goldberg (Incorporated by Reference to Exhibit 24.1 to the Company's Annual Report on Form 10-K, dated March 27, 2000).

24.2 Power of Attorney of David Wahrhaftig (Incorporated by Reference to Exhibit 24.2 to the Company's Annual Report on Form 10-K, dated March 27, 2000).

24.3 Power of Attorney of Robert E. Whalen (Incorporated by Reference to Exhibit 24.3 to the Company's Annual Report on Form 10-K, dated March 27, 2000).

99.1 Press Release, dated March 7, 2000, announcing 1999 results (Incorporated by Reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K, dated March 27, 2000).

99.2 Press Release, dated April 28, 2000, announcing first quarter 2000 earnings results. (Incorporated by Reference to Exhibit 99.1 to the Company's 10-Q dated April 28, 2000).

99.3 Press Release, dated August 2, 2000, announcing second quarter 2000 earnings results. (Incorporated by Reference to Exhibit 99.1 to the Company's 10-Q dated August 2, 2000).

99.4 Press Release, dated October 30, 2000, announcing third quarter 2000 earnings results. (Incorporated by Reference to Exhibit 99.1 to the Company's 10-Q dated October 31, 2000).

99.5                    Press  Release,  dated  February 22, 2001,  announcing
                        2000 results.

                                      F-25
                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders of Unilab Corporation

We have audited the accompanying balance sheet of Unilab Corporation as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Unilab Corporation as of December 31, 1999 and for each of the two years in the period ended December 31, 1999 were audited by other auditors whose report, dated March 3, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Unilab Corporation as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Los Angeles, California
February 20, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Unilab Corporation

We have audited the accompanying balance sheet of Unilab Corporation (a Delaware corporation) as of December 31, 1999 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unilab Corporation as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
March 3, 2000

                               UNILAB CORPORATION

                                STATEMENTS OF OPERATIONS

                                                    For the years ended December 31,

                                                         2000     1999      1998
                                                        -----    ------    ------
                                              (amounts in thousands, except per share amounts)

Revenue .......................................        $337,508   $285,163   $217,370
                                                     --------------------------------
Direct Laboratory and Field Expenses:
    Salaries, wages and benefits...............         101,034     84,476     67,742
    Supplies...................................          48,647     41,532     30,671
    Other operating expenses...................          80,334     70,443     53,594
                                                     --------------------------------
                                                        230,015    196,451    152,007
Legal charges..................................             --         600         --
Merger/recapitalization expenses...............             --      25,167         --
Amortization and depreciation..................          12,867     10,163      7,592
Selling, general and administrative expenses...          44,005     39,060     33,530
                                                     --------------------------------
       Total Operating Expenses................         286,887    271,441    193,129
                                                     --------------------------------
Operating Income ..............................          50,621     13,722     24,241
    Interest expense, net......................          37,699     18,845     13,538
                                                     --------------------------------
Income (Loss) Before Tax Benefit and
Extraordinary Item.............................          12,922    (5,123)     10,703
Tax Benefit  ..................................          28,646    11,904          --
                                                     --------------------------------
Income Before Extraordinary Item...............          41,568     6,781      10,703
Extraordinary Item--loss on early
extinguishment of debt..........................             --    20,773          --
                                                      --------------------------------
Net Income (Loss)...............................       $41,568   $(13,992)    $10,703


Preferred Stock Dividends.......................            --        108         131
                                                      --------------------------------
Net Income (Loss) Available to Common
Shareholders.....................................       $41,568  $(14,100)    $10,572
                                                      ================================


Basic Net Income (Loss) Per Share:

Income Before Extraordinary Item                         $ 1.61    $ 0.17      $ 0.26
Extraordinary Item                                           --    $(0.52)         --
                                                      --------------------------------
Net Income (Loss)                                        $ 1.61    $(0.35)     $ 0.26
                                                      --------------------------------


Diluted Net Income (Loss) Per Share:
Income Before Extraordinary Item                         $ 1.61    $ 0.17      $ 0.25
Extraordinary Item                                           --     (0.45)         --
                                                       --------------------------------
Net Income (Loss)                                        $ 1.61    $(0.28)     $ 0.25
                                                       --------------------------------

Weighted Average Shares Outstanding:

Basic                                                    25,805    39,808      40,665
Diluted                                                  25,884    46,709      42,784
                                                       --------------------------------



The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION

                                 BALANCE SHEETS



                                                            December 31,
                                                           2000      1999
                                                    (amounts in Thousands except
                                                         per share amounts)
Current Assets:
Cash and cash equivalents...........................     $ 2,593      $12,557
Accounts receivable, net of allowance for doubtful
accounts of $24,924 and $21,250 in 2000 and 1999,
respectively........................................      62,860       50,281
Inventory of supplies...............................       4,427        4,215
Deferred tax assets.................................      15,031           --
Prepaid expenses and other current assets...........       1,428        1,710
                                                         --------    --------
    Total Current Assets............................      86,339       68,763
                                                         --------    --------
Property and equipment, net.........................      12,595       13,125
Deferred tax assets.................................      34,408       16,558
Goodwill, net of accumulated amortization of $18,803
  and $12,030 in 2000 and 1999, respectively........      91,499       81,857
Other intangible assets, net........................       1,177        1,773
Other assets........................................       9,893       11,454
                                                         --------    --------
                                                         235,911      193,530
                                                         ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt...................     $ 7,142      $ 3,908
Accounts payable and accrued liabilities............      21,198       22,468
Accrued payroll and benefits........................      10,693        8,998
                                                         --------    --------
    Total Current Liabilities.......................      39,033       35,374
                                                         --------    --------
Long-term debt, net of current portion..............     303,318      310,941
Other liabilities...................................       5,996        5,504
Commitments and Contingencies
Shareholders' Equity (Deficit):
Common stock, $.01 par value; Authorized--30,000
shares; Issued and Outstanding--25,858 and 25,758 at
December 31, 2000 and 1999, respectively............         259          258
Additional paid-in capital..........................     153,596      149,312
Accumulated deficit.................................    (266,291)    (307,859)
                                                         --------    --------
  Total Shareholders' Deficit.......................    (112,436)    (158,289)
                                                         --------    --------
                                                        $235,911     $193,530
                                                        =========    ========


  The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                 STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIT)  For the years ended December 31, 2000, 1999 and 1998
                   (amounts in Thousands, except per share amounts)

                                                                                                       Total
                                                             Convertible      Additional             Shareholders'
                                             Common Stock   Preferred Stock    Paid-In  Accumulated   Equity
                                          Shares    Amount  Shares   Amount    Capital   Deficit      (Deficit)
Balances, December 31, 1997............   40,578    $ 406     364   $  4     $228,052    $(260,745)    $(32,283)
Issuance of shares to certain Board
  Directors for services rendered......       72        1      --     --          159           --          160
Issuance of shares at $0.63--$2.19
 upon exercise of options..............       19       --      --     --           15           --           15
Issuance of shares for Company's
 401(k) plan matching contributions....       14       --      --     --           25           --           25
Restricted shares issued to
employees.............................        17       --      --     --          132           --          132
Issuance of shares to part-time
employees as special bonus............         8       --      --     --           12           --           12
Issuance of preferred stock dividend-
$0.36 per share......................         --       --      --     --           --         (131)        (131)
Net income............................        --       --      --     --           --       10,703       10,703
                                         ---------  -------- ------ -----      --------    --------     ---------
Balances, December 31, 1998...........    40,708    $ 407     364   $  4     $228,395    $(250,173)    $(21,367)
Issuance of shares to certain
Board Directors for services
  rendered...........................         39       --      --     --          100           --          100
Issuance of shares at $0.44--$2.00
 upon exercise of options............        391        4      --     --          323           --          327
Miscellaneous issuances/repurchases
 of stock from employees.............        (40)      --      --     --           88           --           88
Issuance of shares in connection with
 the BCL acquisition.................      1,000       10      --     --        3,240           --        3,250
Conversion of note and accrued interest
 to common stock.....................      4,683       47      --     --       14,002           --       14,049
Effect of the merger/recapitalization
 transaction.........................    (21,023)    (210)   (364)    (4)     (96,836)     (43,586)    (140,636)
Issuance of preferred stock dividend-
 $0.36 per  share.....................        --       --      --     --           --         (108)        (108)
Net loss..............................        --       --      --     --           --      (13,992)     (13,992)
                                         ---------  -------- ------ -----      --------    --------      -------
Balances, December 31, 1999...........    25,758    $ 258      --   $ --      149,312    $(307,859)   $(158,289)
Purchase of shares by CEO.............       100        1      --     --          584           --          585
Tax effect of the merger/
 recapitalization transaction.........        --       --      --     --        3,700           --        3,700
Net income............................        --       --      --     --           --       41,568       41,568
                                         ---------  -------- ------ -----      --------    --------      -------
Balances, December 31, 2000...........    25,858    $ 259      --   $ --     $153,596    $(266,291)   $(112,436)
                                         =========  ======== ====== =====    =========    =========     =========







     The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                     For the years ended December 31,
                                                                  2000            1999            1998
                                                                          (amounts in thousands)


Cash Flows From Operating Activities:
Net income (loss)..................................             $41,568         $(13,992)       $10,703
Adjustments to reconcile net income (loss) to net
 cash provided (used)by operating activities:
    Amortization and depreciation..................              12,867           10,163          7,592
    Provision for doubtful accounts................              24,524           20,572         15,662
    Deferred tax benefit...........................             (29,181)         (11,904)            --
    Non-cash merger/recapitalization expenses......                  --            5,892             --
Net changes in assets and liabilities affecting
 operations, net of acquisitions:
    Increase in Accounts receivable................             (34,003)         (21,636)       (17,154)
    Increase in Inventory of supplies..............                (212)            (623)          (106)
    (Increase) decrease in Prepaid expenses and
      other current assets.........................                 282             (736)           250
    (Increase) decrease in Other assets............                 570             (140)          (112)
    Increase (decrease) in Accounts payable and
     accrued liabilities...........................              (4,164)           4,489         (4,047)
    Increase (decrease) in Accrued payroll and
     benefits......................................               2,410             (820)           800
    Other..........................................               1,277              325            408
                                                               ---------        ---------       --------
Net cash provided by (used in) operating
 activities........................................              15,938           (8,410)        13,996
                                                               ---------        ---------       --------
Cash Flows From Financing Activities:
Borrowings under revolving credit facility.........               7,000               --             --
Borrowings under third party debt...........                         --          310,765             --
Payments of third party debt and revolving credit
 facility..........................................             (11,586)        (145,993)        (1,720)
Financing costs under the New Senior Notes and
 Credit Facility...................................                  --           (8,635)            --
Purchase of old stock and stock options less new
equity investment..................................                  --         (140,636)            --
Proceeds from sale of stock........................                 585               --             --
Proceeds from exercise of options..................                  --              327             15
Other..............................................                  --             (108)          (131)
                                                               ---------        ---------       --------
Net cash provided by (used in) financing activities              (4,001)          15,720         (1,836)
                                                               ---------        ---------       --------
Cash Flows From Investing Activities:
Capital expenditures...............................              (4,843)          (6,286)        (3,005)
Payments for acquisitions, net of cash acquired....             (17,058)          (8,604)          (670)
                                                               ---------        ---------       --------
Net cash used by investing activities..............             (21,901)         (14,890)        (3,675)
                                                               ---------        ---------       --------
Net Increase (Decrease)in Cash and Cash
 Equivalents.......................................              (9,964)          (7,580)         8,485
Cash and Cash Equivalents--Beginning of Year.......              12,557           20,137         11,652
                                                               ---------        ---------       --------
Cash and Cash Equivalents--End of Year.............              $2,593          $12,557        $20,137
                                                               =========        =========       ========


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

    In addition, certain laboratory services are provided pursuant to managed care contracts which provide for the payment of capitated fees (a fixed monthly fee per individual enrolled with a managed care plan for some or all laboratory tests performed during the month) rather than individual fees for tests actually performed. Revenue under capitated arrangements is recognized in the month when enrolled individuals are entitled to receive services under the terms of the related contracts.

  d. Use of Estimates

    The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The most significant estimates with regards to these financial statements relate to accounts receivable.

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

  e. Fair Value of Financial Instruments and Concentration of Credit Risk

    The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's $151.0 million in senior notes approximates $167.4 million based on quotes from brokers. The carrying amounts of the bank indebtedness is considered to be representative of its respective fair values as its interest rates are based on market rates. The Company believes that its capital lease obligations approximate fair value based on current yields for debt instruments of similar quality and terms.

    Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal and California Medicare/Medicaid programs. Revenue, net of contractual allowances, from direct billings under Federal and California Medicare/Medicaid programs during each of the years ended December 31, 2000, 1999 and 1998 approximated 25-30% of revenue.

  f. Property and Equipment

    Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over 28 years, laboratory and computer equipment are generally depreciated over 7 and 3 years, respectively, and furniture and fixtures are depreciated over 7 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the related lease. Betterments, which extend the life or add value to equipment are capitalized and depreciated over their remaining useful life. Repairs and maintenance are expensed as incurred.

  g. Goodwill

    Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight-line method. Goodwill is amortized over 40 years for acquisitions completed prior to January 1, 1995, over 20 years for acquisitions through November 1998 and 10 years for acquisitions after November 1998.

    The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill and other long-lived assets may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of goodwill to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses discounted future expected net cash flows to determine the amount of impairment loss.

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

k. Earnings Per Common Share

     Basic net income (loss) per common share has been computed by dividing the net income (loss) less preferred dividends by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was 25.8 million, 39.8 million and 40.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    Diluted net income (loss) per share includes the effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued plus a reduction of interest expense assuming conversion of the convertible debt. In 2000, the weighted average number of dilutive stock options were 0.1 million, which had no effect on the basic earnings per share calculation. In 1999, the weighted average number of dilutive stock options were
2.4 million and the incremental shares from the assumed conversion of the $14.0 million subordinated convertible note and assumed conversion of the preferred stock were 4.2 million and 0.3 million respectively. In 1998, the weighted average number of dilutive stock options were 1.4 million and the incremental shares from the assumed conversion of the $14.0 million subordinated convertible note were 0.7 million, which reduced the earnings per share calculation by $0.01. The assumed conversion of the convertible preferred stock in 1998 is excluded from the calculation since its effect would be immaterial.

    Options to purchase 3.6 million shares of common stock at $5.85 were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price for the year of the Company's common shares.

2.    Property and Equipment, Net and Other Intangible Assets

    Property and equipment, net consists of the following:

                                                   December 31,
                                                 2000      1999
                                                 ----      ----
                                             (amounts in thousands)

        Buildings..........................    $3,166    $3,166
        Leasehold improvements.............     9,476     8,023
        Laboratory and other equipment.....    36,489    33,758
        Furniture and fixtures.............     4,460     3,921
                                              --------  --------
                                               53,591    48,868
        Less-accumulated depreciation and
           Amortization....................    40,996    35,743
                                              --------  --------
                                              $12,595   $13,125

    Depreciation expense was approximately $5.5 million in 2000, $4.8 million in 1999 and $5.0 million in 1998.

    Other intangible assets consist of the following:

                                               December 31,
                                              2000      1999
                                           --------  --------
                                          (amounts in thousands)

         Customer lists.................     $7,675    $7,675
         Covenants not to compete.......        235       235
                                            --------  --------
                                              7,910     7,910
         Less-accumulated amortization.       6,733     6,137
                                            --------  --------
                                             $1,177     $1,773
                                            ========  =========

    Amortization expense for goodwill, other intangible assets and certain other deferred costs was approximately $7.4 million in 2000, $5.4 million in 1999 and $2.6 million in 1998.

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

      The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition. Such allocation consisted of accounts receivable of $3.3 million, goodwill of $14.9 million, other assets of $0.5 million, recorded liabilities primarily related to severance and other employee related liabilities of $1.4 million, accrued employee benefits of $0.3 million and other liabilities of $0.5 million.

      On April 5, 1999, the Company and Physicians Clinical Laboratory, Inc. (doing business as Bio Cypher Laboratories) ("BCL") signed an asset purchase agreement whereby Unilab acquired substantially all of the assets of BCL. The acquisition was completed on May 10, 1999. The purchase price consisted of a $25.0 million subordinated promissory note, the issuance of 1.0 million shares of Unilab common stock valued at $3.3 million and approximately $8.6 million of cash. In addition, Unilab acquired $8.8 million of tangible assets, the majority of which are trade accounts receivable, and assumed liabilities of approximately $3.5 million. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of BCL since May 10, 1999.

      The purchase price was primarily allocated to the assets acquired based on their fair value at the date of acquisition. Such allocation consisted of accounts receivable of $7.9 million, goodwill of $33.9 million, other assets of $0.9 million, recorded liabilities primarily related to severance, relocation, moving expenses, legal and other employee related liabilities of $2.3 million, accrued payroll and employee benefits of $2.0 million and other liabilities of $1.5 million.

      On March 17, 2000, the Company and Southern California Clinical Laboratories, LLC ("SCCL") signed an asset purchase agreement whereby Unilab acquired certain assets of SCCL. The purchase price consisted of cash payments of $5.2 million ($2.6 million paid at closing and the remaining $2.6 million payable from the closing date in semi-annual payments of $0.7 million) and the assumption of net assets of $0.7 million, consisting primarily of accounts receivable. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of SCCL since March 17, 2000.

      The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition. Such allocation consisted of accounts receivable of $0.8 million, goodwill of $4.2 million and accrued employee benefits of $0.1 million. The $2.6 million payment due over the next two years is non-interest bearing and therefore such amount has been discounted at 9% to its present value of $2.3 million.

     On August 11, 2000, the Company and Pathology Associates Laboratories ("PAL") signed an asset purchase agreement whereby Unilab acquired certain assets of PAL. The purchase price consisted of a cash payment of $13.5 million and the assumption of net assets of $1.7 million, consisting primarily of accounts receivable. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of PAL since August 11, 2000. In addition, a contingent payment may be made to the buyer in December 2001 for up to $6.0 million, which could result in an adjustment to goodwill, if annualized cash receipts are between $9.6 million and $11.5 million.

     The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition. Such allocation consisted of accounts receivable of $2.3 million, goodwill of $11.8 million, other assets of $0.2 million and accrued employee benefits and other liabilities of $0.8 million.

    The following unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 (in thousands) have been prepared as if the acquisition of BCL and Meris occurred on January 1, 1998. The impact of the SCCL and PAL acquisitions in 2000 was not material to the Company's results of operations and consequently, pro forma information is not presented.


                                Years Ended December 31,
                                    1999        1998
                                       (Unaudited)

Revenue                         $ 303,688    $ 296,951
Net loss                        $ (17,875)   $ (12,177)
Basic net loss per share        $   (0.45)   $   (0.29)
Diluted net loss per share      $   (0.36)   $   (0.29)

    For the purpose of the above pro forma information, historical financial results of Unilab for 1999 and 1998 have been adjusted primarily for the historical results of BCL and Meris from January 1, 1998, an increase in interest expense due to the additional debt incurred to purchase BCL and Meris and an increase in amortization of goodwill.

    The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented or of future operations of the combined operations.

4.   Recapitalization

    On May 24, 1999, the Company entered into an agreement with UC Acquisition Sub, Inc., which was owned by affiliates of Kelso & Company ("Kelso"), under which UC Acquisition Sub, Inc. merged with and into the Company. The merger was completed on November 23, 1999. With the completion of the merger, 93.0% of the Company's common stock is owned by Kelso, its affiliates and designees and management and the remaining 7.0% is held by a limited number of investors. The transaction was accounted for as a recapitalization.

    Besides the merger, the other principal features of the recapitalization included:

o The conversion into cash of approximately 44.9 million shares of common stock at $5.85 per share, the conversion into cash of 364,000 shares of preferred stock at $5.75 per share and the accelerated vesting and either the cancellation or retention of outstanding stock options for cash consideration of $15.4 million; and

o The retirement of $144.5 million of debt, consisting of $119.5 mil-lion of 11% senior notes and the $25.0 million note issued in connection with the BCL acquisition. In order to retire such
            debt,   the   Company   paid  a  premium  of  $17.2   million  and
            additionally  wrote-off $3.6 million of deferred  financing costs.
            The   retirement   premium  and  the  write-off  of  the  deferred
            financing costs, which totaled $20.8 million, has been shown as an extraordinary loss for the early extinguishment of debt in the statement of operations.

    The Recapitalization Transaction was primarily financed through a new common equity investment of $139.5 million by affiliates and designees of Kelso and borrowings of $160.0 million under a new senior bank credit facility and the issuance of $155.0 million of new senior notes.

    In addition, in 1999 as part of the Recapitalization Transaction, the Company incurred merger/recapitalization expenses of $25.2 million related primarily to financial advisory fees, other financing fees and expenses, legal and accounting fees, printing costs, severance costs and other miscellaneous items.

5.   Legal Proceedings

    In 1999, the Company reached a settlement for $0.6 million with a group of insurance companies regarding claims by the insurance companies that the Company over-billed them in the early to mid-1990s in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government.

       In May of 1999, Unilab learned of a new federal investigation under the False Claims Act relating to Unilab's billing practices for the following four test procedures: (1) apolipoprotein in conjunction with coronary risk panel assignments; (2) microscopic evaluation in conjunction with urinalysis; (3) performance of T7 index in conjunction with T3 and T4 tests; and (4) fragmenting billing of unlisted panel codes. In cooperation with the government, the Company completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which the Department of Justice has requested information. The Company cannot at this time assess what the result of the investigation might be. The Company accrues for potential liabilities in matters such as this as they become known and can be reasonably estimated. In the Company's opinion, this investigation is not reasonably likely to have a material adverse effect on the Company's results of operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such investigation. The resolution of such investigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period.

      On November 4, 1999, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and the board of directors by certain former stockholders, seeking compensatory damages, prejudgement interest, and expenses on behalf of the class of shareholders, and a preliminary injunction against the merger. The complaint alleges, among other things, that the proxy statement relating to the November 1999 re-capitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the merger of UC Acquisition Sub, Inc., the acquisition vehicle established by Kelso & Company into the Company amounted to a breach of the fiduciary duties owed to stockholders by the Company's directors. Although plaintiffs and defendants negotiated a settlement to dismiss the action with prejudice, subject to completion of confirmatory discovery, completion of definitive documentation relating to the settlement, and court approval, on November 15, 2000 plaintiffs announced they no longer agree to consummate the settlement. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

      The Company is a party to various legal proceedings arising in the ordinary course of its business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the Company's financial condition, liquidity or results of operations.

6.   Income Taxes

    For the year ended December 31, 2000, the Company recorded an income tax provision of $5.8 million, comprised of current federal and state tax provisions of $0.4 million and $0.1 million, respectively, and deferred federal and state tax provisions of $4.1 million and $1.2 million, respectively. In addition, the Company reduced its valuation allowance recorded against its deferred tax assets by $38.1 million (after consideration of additional deferred tax assets resulting from the Recapitalization Transaction described in Note 4) and recognized a tax benefit of $34.4 million in the statement of operations and $3.7 million as an adjustment to additional paid in capital. This resulted in a net income tax benefit of $28.6 million recorded in the statement of operations. For the years ended December 31, 1999 and 1998, no provision for Federal or State income taxes was recorded.

    A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:


                                                        Years Ended December 31,
                                                        2000     1999     1998
                                                         (amounts in thousands)

  Computed income taxes at U.S. statutory rate.....  $ 4,523  $ (9,064) $ 3,746
  Amortization and write-off of goodwill and
    intangible assets disallowed for income
    tax purposes...................................      387       411      420
  Non-deductible merger expenses...................      --      3,250       --
  Change in valuation allowance....................  (34,400)   (5,790)  (3,871)
  Other............................................      844      (711)    (295)
                                                      -------   -------  -------
                                                    $(28,646) $(11,904) $    --
                                                    ========= ========= ========

Temporary differences and carry forwards, which give rise to deferred tax assets are as follows:

                                                      December 31,
                                                    2000       1999
                                                (amounts in thousands)
    Bad debt reserve.....................        $ 8,390     $ 7,147
    Intangible assets....................         15,110      12,313
    Property and equipment...............          1,912         250
    Accrued liabilities..................          2,994       1,664
    Net operating loss carryforwards.....         21,033      25,130
                                                ---------- ----------
                                                 $49,439     $46,504
    Valuation allowance..................            ---     (29,946)
                                                ---------  ----------
                                                 $49,439     $16,558
                                                =========  ==========

      The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's improved operating performance in 1998, 1999 (before the merger/recapitalization expenses) and 2000 and having fully integrated the Meris, BCL, SCCL and PAL acquisitions, management believes it is more likely than not it will have sufficient future taxable income to realize the future tax benefits and therefore eliminated its valuation allowance in the fourth quarter of 2000.

    In the third quarter of 1999 the Company reduced its valuation allowance by approximately $16.6 million. Approximately $4.7 million of the tax asset recorded during the third quarter of 1999 reduced the amount of goodwill from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statements of operations.

    The Company has net operating loss carryforwards for tax purposes in the U.S. which are available to offset future taxable income through 2019. At December 31, 2000, available net operating loss carryforwards for U.S. tax purposes were approximately $62.5 million. Net operating loss carryforwards for California state tax purposes were approximately $20.2 million. Utilization of the net operating losses may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

7.  Long-Term Debt

    Long-term debt consists of the following:

                                                                December 31,
                                                             2000         1999
                                                          (amounts in thousands)
    New Senior Notes, interest at 12.75 percent payable
     semi-annually.......................................  $151,007     $150,810
    Old Senior Notes, interest at 11.0 percent payable
     semi-annually.......................................       388          488
    Six year bank term loan, interest at LIBOR plus
     2.875 percent.......................................    48,572       50,000
    Seven year bank term loan, interest at LIBOR  plus
     plus 3.875 percent..................................   108,225      109,725
    Obligation under capital lease collateralized by
     land and building with interest due through 2004....     2,268        2,609
    Obligations under capital leases collateralized  by
     equipment ..........................................        --        1,217
                                                            --------   ---------
                                                            310,460      314,849
    Less-current portion.................................     7,142        3,908
                                                            --------   ---------
                                                           $303,318     $310,941
                                                           =========   =========

    As part of the Recapitalization Transaction (see Note 4), the Company completed an offering of $155.0 million of senior notes (the "New Senior Notes") in September 1999 and entered into a credit agreement (the "Credit Agreement") with a syndicate of banks and other financial institutions for a $185.0 million credit facility (the "Credit Facility").

    The New Senior Notes were issued at a discount at 97.27% per note. The aggregate discount on the New Senior Notes approximated $4.2 million and is charged to operations as additional interest expense over the life of the New Senior Notes using the effective interest method. The remaining unamortized discount at December 31, 2000 was $4.0 million. Interest on the New Senior Notes is 12.75% and is payable on April 1st and October 1st of each year. The New Senior Notes are due October 2009 and the Company is not obligated to make any mandatory redemption or sinking fund payment with respect to the New Senior Notes prior to maturity.

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

    The $185.0 million Credit Facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Any borrowings under the revolving line of credit are due October 2005. The Term A loan is due in quarterly principal payments of $1.2 million starting in December 2000 and increasing to $1.9 million in December 2001, $2.5 million in December 2002, $3.1 million in December 2003 and $3.7 million in December 2004 through November 2005. The Term B loan is due in quarterly principal payments of $0.3 million starting December 1999 through September 2005 and increasing to $25.8 million in December 2005 through November 2006. In addition, the Credit Agreement requires mandatory repayment for various items, including a percentage of annual excess cash flow, as defined. Interest on amounts borrowed under the Credit Facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans and 3.50% to 3.875% for Term B loans. The amounts outstanding under the Credit Facility are subject to certain restrictive covenants. The covenants include, but are not limited to, requirements that the Company maintain specified financial ratios and stay within defined limitations on capital expenditures and additional indebtedness. The Company also cannot declare or pay any dividends. All obligations under the Credit Facility are secured by substantially all of the Company's assets.

      As part of the Recapitalization Transaction, the Company tendered for $120.0 million (face value) of senior notes ("Old Senior Notes") existing prior to the recapitalization. 99.6% of the holders of the Old Senior Notes accepted the Company's tender offer; however, 0.4% of holders did not tender and therefore $0.4 million of the Company's Old Senior Notes remain outstanding. Interest on the Old Senior Notes is 11% and is payable on April 1st and October 1st of each year. The Old Senior Notes are due April 2006 and are not redeemable prior to April 1, 2001, after which the Old Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such notes, plus accrued and unpaid interest, if any, to the date of redemption.

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

    In connection with the acquisition of Meris (See Note 3), the Company issued a $14.0 million convertible subordinated note. The $14.0 million note plus accrued interest of $49,000 was converted into 4.7 million shares of the Company's common stock in 1999, before the Recapitalization transaction. In accordance with the terms of the note, the conversion price was $3.00 per share.

    At December 31, 2000, future scheduled principal payments of long-term debt are as follows (in thousands):

               Years Ended December 31,

               2001                  $  7,142
               2002                     9,753
               2003                    12,388
               2004                    14,732
               2005                    37,786
               Thereafter             228,659
                                     ---------
                                     $310,460
                                     =========

8. Convertible Preferred Stock

      As part of the Recapitalization Transaction (see Note 4), 364,000 shares of convertible preferred stock which had been outstanding were redeemed for $5.75 a share. Holders of the convertible preferred stock were entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends at an annual rate of $0.36 per share, payable semiannually on June 30 and December 30 in each year.

9. Employee Benefits

Profit Sharing Plan

    The Company provides a savings plan under Section 401(k) of the Internal Revenue Code covering most employees. Company contributions to the plan totaled approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of January 1, 2000 the Company contribution was increased to 100% of the first 4% from 25% of the first 4% contributed by the employee.

Executive Retirement Plan

    The Company maintains the Unilab Corporation Executive Retirement Plan (the "SERP"), an unfunded defined contribution plan, for the benefit of designated key employees. Prior to the recapitalization (see Note 4), the benefit earned each year was issued into participants' accounts through memorandum shares, which represent rights to receive stock of the Company at a future date. After the recapitalization, participants receive an annual contribution to their account as well as earning interest on their account balance at prime plus two percent. The benefit formula to determine amounts earned by participants is primarily based on the employee's final five-year average compensation and years of service. Pension expense for the SERP was approximately $0.5 million, $2.7 million (of which $2.1 million is included in merger/recapitalization expenses in the Statement of Operations), and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the accumulated obligation included in other liabilities in the balance sheet was approximately $3.0 million. The weighted average discount rate and rate of increase in future compensation levels used in determining the present value of benefit obligations were 6.35% and 3.8% in 2000, 5.1% and 3.8% in 1999 and 6.0% and 3.8% in 1998.

Stock Option Plan

    As approved by the Company's shareholders, the Company maintained until the November 23, 1999 consummation of the Recapitalization Transaction, the Unilab Corporation Stock Option and Performance Incentive Plan (the "Employee Option Plan") and the Unilab Corporation Non-Employee Directors Stock Plan (the "Directors Option Plan").

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

    Under the terms of the Directors Option Plan, each outside director received an annual option grant of 10,000 shares and an additional annual option grant of 10,000 shares was awarded to each outside director who serves as the chairman of a committee or committees of the Board of Directors.

      All outstanding options (except certain options, as described below, that were elected to be rolled-over by the option holders into a new stock option plan) under the Employee Option Plan and the Director Option Plan were cashed out in the Recapitalization Transaction.

      In 2000, the Company adopted a Stock Option Plan (the "Plan") for certain key employees. The plan was designed to attract and retain key employees of the Company. The Plan authorizes the issuance of voting common stock to be issued to officers and key employees under terms and conditions set by the Company's Board of Directors. There are two types of options (Class A and Class B options) and vest as specified by the stock option agreements as follows: (1) in three equal installments on each of the first three anniversaries of the closing of the Recapitalization Transaction on November 23, 1999 (Class A options); and (2) based on the occurrence of an exit event (as defined) and achievement of certain share price exit values (Class B options). All options expire on November 23, 2009, 10 years from the closing of the Recapitalization Transaction.

      The following presents the status of the Company's stock option plans as of December 31, 1998, 1999 and 2000:

                                                         Weighted
                                          Number          Average
                                        of Shares     Exercise Price

Outstanding at December 31, 1997        4,556,334         $3.21
     Granted                              949,500          2.00
     Exercised                            (19,500)         0.79
     Forfeited                           (170,835)         4.05
                                       -----------   ------------
Outstanding at December 31, 1998        5,315,499         $2.94
     Granted                              711,000          2.32
     Exercised                           (390,500)         0.84
     Forfeited                           (161,790)         5.34
     Redeemed/Rolled-over as part
     of the recapitalization           (5,474,209)         2.94
                                       -----------   ------------
Outstanding at December 31, 1999              ---           ---
    Granted                             3,582,767         $5.85
    Exercised                                 ---           ---
    Forfeited                             (76,923)         5.85
    Rolled-over options from prior
    Plan                                  121,175          2.04
                                       -----------   ------------
Outstanding at December 31, 2000        3,627,019         $5.72
                                       -----------   ------------


    As part of the Recapitalization Transaction (see Note 4), certain executive and managerial employees had the option to rollover their existing stock options instead of having the stock options redeemed in cash at the spread between $5.85 a share and the stock option exercise price. Certain individuals elected to rollover their stock options, valued at $0.5 million, into a new stock option plan. In addition, all outstanding options became immediately vested and were cancelled (except for those rolled-over) for cash consideration of $15.4 million as part of the recapitalization.

      As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB No. 25") and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method when it becomes probable that the options will be exercisable. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date.

      The Company applies APB No. 25 and accordingly, no compensation costs has been recognized for its stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates of options consistent with the method of SFAS No. 123, the Company's net income of $41.6 million would have been reduced to the pro forma amount of $40.3 million for the year ended December 31, 2000. Pro forma basic and diluted net income per share would have been $1.56.

      The weighted average fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model was $4.07. The fair value of options granted were determined using the following assumptions: a risk-free interest rate of 5.82%, no dividend yield, expected life of approximately 10 years which equals the remaining lives of the grants, and an expected volatility of 50%.

      The following is summary information about the Company's stock options outstanding at December 31, 2000:


                              Weighted       Weighted                  Weighted
             Outstanding at    Average        Average   Exercisable at  Average
 Exercise     December 31,    Remaining      Exercise    December 31,   Exercise
  Price          2000        Term (years)      Price        2000          Price
- ---------      ---------      ---------      ---------    ---------    ---------
 $5.85        3,505,844           8.9          $5.85       498,838       $5.85
 0.63-4.75      121,175           6.8           2.04       121,175        2.04
- ---------      ---------      ---------      ---------    ---------    ---------
$0.63-5.85    3,627,019           8.8          $5.72       620,013       $5.11
               ========                                    ========


Restricted Stock

    The Company granted 17,000 restricted shares of common stock to certain employees at no cost in 1998. Approximately $132,000 was amortized to expense in 1998. As part of the recapitalization (see Note 4), all restricted shares became fully vested and were redeemed at $5.85 a share.

10.   Related Party Transactions

    Under the terms of the merger agreement covering the Recapitalization Transaction (see Note 4) and the Company, the Company paid to Kelso a one-time fee of $6.0 million plus out-of-pocket expenses, upon completion of the merger. In addition, Kelso will earn annual financial advisory fees of $600,000, subsequent to November 23, 1999. Kelso earned financial advisory fees of $600,000 and $65,000 for the years ended December 31, 2000 and 1999, respectively.

    The Company sold 100,000 shares, valued at approximately $0.6 million, to the Company's CEO in 2000.

        A former CEO of the Company has been retained as a consultant and receives $220,000 per year under a five-year contract that expires on November 23, 2004.

11.   Commitments and Contingencies

      Property and equipment leased under capital leases is as follows:

                                                December 31,
                                              2000       1999
                                          (amounts in thousands)
      Building.........................      $3,100     $3,100
      Laboratory and other equipment...          --      4,103
      Less-Accumulated amortization....       2,308      4,426
                                            -------     -------
      Net leased property under capital
         leases........................      $  792     $2,777
                                            =======     ======




    As of December 31, 2000, future minimum rental payments required under capital and operating leases that have initial or remaining noncancelable terms in excess of one year are approximately as follows:

                                                      Capital     Operating
                                                       Leases       Leases
                                                     (amounts in thousands)
     2001  ................................             $782       $15,842
     2002  ................................              822        12,035
     2003  ................................              863         6,175
     2004  ................................              594         3,348
     2005  ................................               --         1,800
     Thereafter............................               --           665
                                                       ------       ------
     Total minimum lease payments..........            3,061        39,865
     Less: Amount representing interest....              793        ======
     Present value of net minimum lease                ------
     payments..............................           $2,268
                                                       ======

    Rental expense for operating leases was approximately $17.7 million, $15.3 million and $10.8 million in 2000, 1999 and 1998, respectively.

    The Company has employment agreements with its principal officers and certain other key employees. Such agreements expire at various dates through February 2003 and most automatically renew for successive one or two year periods, depending on the employee, until one of the parties gives notice of termination in accordance with the agreement. The agreements also provide for annual bonuses for certain officers and key employees, dependent upon the achievement of certain performance objectives. In addition, the agreements for certain employees provide for annual deferred compensation equal to 8% of the employees' cash compensation (inclusive of bonuses) for the year. The aggregate commitment under these agreements, excluding bonuses and any deferred compensation related thereto, is approximately $2.1 million. The Company may terminate the employment agreements without cause on specified advance notice by providing severance pay equal to one to two times, depending on the employee, of the current base salary plus certain other benefits.

    In addition, the employment agreements grant these employees the right to receive two times their annual salary and bonus, plus continuation of certain benefits and acceleration of certain stock options, if there is a change in control of the Company (as defined) and a termination of such employees or certain other events within two years thereafter. The maximum contingent liability upon a change in control, excluding any bonus, deferred compensation, continuation of benefits or acceleration of stock options, is approximately $3.3 million.

12. Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board, ("FASB") issued, and subsequently amended, SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", did not have a material impact on the Company's financial condition or results of operations since the Company does not hold derivative financial instruments or contracts, and does not currently engage in hedging activities.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue principles comply with SAB 101.

13.   Supplemental Disclosures of Cash Flow Information

                                                                         Years Ended December 31,

                                                                      2000         1999         1998
                                                                    -------       ------      --------
                                                                          (amounts in thousands)
Cash paid during the year for:
  Interest........................................................   $37,514       $15,821      $13,419
  Income taxes....................................................       101           421            2
Supplemental Disclosure of Noncash Investing and Financing
Activities:
  Restricted shares of common stock issued to employees...........        --            --           32
  Shares issued for Company's 401(k) plan matching contributions..        --            --           25
  Shares issued to certain Board Directors for services rendered..        --            --          160
In connection with business acquisitions, liabilities were assumed as follows:
  Fair value of assets acquired...................................   $19,729       $42,625      $18,734
  Cash paid.......................................................   $17,058       $ 8,604      $    --
  Value of common stock issued....................................   $    --       $ 3,250      $    --
  Liabilities assumed.............................................   $ 2,671       $30,771      $18,734



14.   Quarterly Financial Data (unaudited)

    Summarized unaudited quarterly financial data for 2000 and 1999 (amounts in thousands, except per share amounts) is as follows:


                                           Year Ended December 31, 2000

                                            First  Second   Third  Fourth
                                           Quarter Quarter Quarter Quarter

   Revenue                                 $79,276 $84,284 $87,596 $86,352
   Direct laboratory and field expenses:
        Salaries, wages and benefits.....   22,868  25,235  25,912  27,019
        Supplies.......................     11,295  12,471  12,367  12,514
        Other operating expenses.........   19,710  19,513  20,410  20,701
            Total........................   53,873  57,219  58,689  60,234
   Amortization and depreciation.........    2,981   3,080   3,302   3,504
   Selling,   general  and  administrative
   expenses..............................   10,600  11,010  11,280  11,115
   Operating income......................   11,822  12,975  14,325  11,499
   Net income............................    1,504   2,047   2,833  35,184

   Basic  and   diluted   net  income  per
   common share..........................   $ 0.06  $ 0.08   $0.11   $1.36
   Weighted average shares outstanding:
              Basic.......................  25,758  25,758  25,845  25,858
              Diluted.....................  25,837  25,837  25,924  25,937


                                           Year Ended December 31, 1999

                                            First  Second   Third  Fourth
                                           Quarter Quarter Quarter Quarter

   Revenue                                 $63,559 $73,727 $76,210 $71,667
   Direct laboratory and field expenses:
        Salaries, wages and benefits.....   18,455  21,831  22,940  21,250
        Supplies.........................    8,827  10,519  11,307  10,879
        Other operating expenses.........   15,416  18,983  18,855  17,189
            Total........................   42,698  51,333  53,102  49,318
   Legal charge..........................       --     600      --      --
   Merger/recapitalization expenses......       --      --      --  25,167
   Amortization and depreciation.........    1,897   2,230   3,062   2,974
   Selling, general and administrative
   expenses.............................     9,312   9,891  10,120   9,737
   Operating income (loss)...............    9,652   9,673   9,926 (15,529)
   Income (loss) before extraordinary
   item..................................    6,166   5,893  17,852 (23,130)
   Net income (loss).....................    6,166   5,893  17,852 (43,903)
   Net income  (loss)  available to common
   shareholders..........................    6,133   5,860  17,819 (43,912)

   Basic net income (loss) per common share:
        Net income (loss) before
         extraordinary item..............    $0.15   $0.14   $0.42  $(0.66)
        Net income (loss)................    $0.15   $0.14   $0.42  $(1.25)
   Diluted net income (loss) per common share:
        Net income (loss) before
         extraordinary item..............    $0.14   $0.13   $0.36  $(0.66)
        Net income (loss)................    $0.14   $0.13   $0.36  $(1.25)
   Weighted average shares outstanding:
        Basic............................   40,729  41,435  41,974  35,126
        Diluted..........................   47,496  48,981  49,669  35,126

First Quarter 2000

      Effective March 17, 2000, the Company acquired substantially all of the assets of SCCL.

Third Quarter 2000

      Effective August 11, 2000, the Company acquired substantially all of the assets of PAL.

Fourth Quarter 2000

    The Company reduced its valuation allowance against its deferred tax assets by $38.1 million and recognized a tax benefit of $34.4 million in the statement of operations and $3.7 million as an adjustment of additional paid in capital.

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

                  REPORT OF INDEPENDENT AUDITORS ON SCHEDULE



To the Board of Directors and Shareholders of Unilab Corporation:

We have audited the financial statements of Unilab Corporation as of December 31, 2000, and for the year then ended, and have issued our report thereon dated February 20, 2001. Our audit also included the financial statement schedule of Unilab Corporation, listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule of Unilab Corporation as of December 31, 1999 and for each of the two years in the period ended December 31, 1999 were audited by other auditors whose report, dated March 3, 2000, expressed an unqualified opinion on the schedule. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
February 20, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Shareholders of Unilab Corporation:

We have audited in accordance with generally  accepted auditing standards in the United States, the balance sheet as of December 31, 1999 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999 of Unilab Corporation included in this Form 10-K and have issued our report thereon dated March 3, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) for the years ended December 31, 1999 and 1998 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Los Angeles, California
March 3, 2000

                                   Schedule II

                       UNILAB CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                       Balance   Charged
                                         at        to
                                      Beginning   Costs                 Balance
                                      of Period    and                   End of
                                                 Expenses   Write-offs   Period
FOR THE YEAR ENDED DECEMBER 31, 1998;
Allowance for doubtful accounts......  $ 9,819    $15,662   $(14,668)   $10,813

FOR THE YEAR ENDED DECEMBER 31, 1999;
Allowance for doubtful accounts......  $10,813    $20,572   $(10,135)   $21,250

FOR THE YEAR ENDED DECEMBER 31, 2000;
Allowance for doubtful accounts......  $21,250    $24,524   $(20,850)   $24,924