Form 10-Q
period 2001-04-26
UNILAB CORP /DE/
filed 2001-04-30
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-22758

                               UNILAB CORPORATION
             (Exact name of Registrant as specified in its charter)


             Delaware                                      95-4415490
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                            Number)

18448 Oxnard Street, Tarzana California                       91356
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

Yes   X                                                        No
    -----                                                         -----


As of April 30, 2001, 25,858,248 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 11 pages

                               UNILAB CORPORATION

            Form 10-Q for the Quarterly Period Ended March 31, 2001


                                      INDEX

                                                                          Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - March 31, 2001                       3
                      and December 31, 2000.

                      Statements of Operations -
                      Three-month periods ended March 31, 2001
                      and 2000.                                             4

                      Statements of Cash Flows -
                      Three-month periods ended March 31, 2001
                      and 2000.                                             5

                      Notes to Financial Statements.                        6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                            7

Part II     -     OTHER INFORMATION:

       Item 6.        Exhibits and Reports on Form 8-K                     10

                      Signatures                                           11

                               UNILAB CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                 (amounts in thousands, except per share data)

                                                       March 31,    December 31,
                                                         2001           2000
Assets                                                (Unaudited)
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                              $   6,530      $   2,593
Accounts receivable, net                                  67,340         62,860
Inventory of supplies                                      4,251          4,427
Deferred tax assets                                       15,031         15,031
Prepaid expenses and other current assets                  2,313          1,428
--------------------------------------------------------------------------------
Total current assets                                      95,465         86,339
Property and equipment, net                               11,809         12,595
Deferred tax assets                                       32,332         34,408
Goodwill, net                                             89,599         91,499
Other intangible assets, net                               1,028          1,177
Other assets                                               9,542          9,893
--------------------------------------------------------------------------------
                                                       $ 239,775      $ 235,911
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                      $   7,793      $   7,142
Accounts payable and accrued liabilities                  25,274         21,198
Accrued payroll and benefits                               9,309         10,693
--------------------------------------------------------------------------------
Total current liabilities                                 42,376         39,033
--------------------------------------------------------------------------------
Long-term debt, net of current portion                   301,108        303,318
Other liabilities                                          5,431          5,996
Commitments and contingencies
Shareholders' equity (deficit):
Common stock, $.01 par value,
 Authorized 30,000 shares
  Issued and Outstanding - 25,858 at
   March 31 and December 31                                  259            259
Additional paid-in capital                               153,721        153,596
Accumulated deficit                                     (263,120)      (266,291)
--------------------------------------------------------------------------------
Total shareholders' deficit                             (109,140)      (112,436)
--------------------------------------------------------------------------------
                                                       $ 239,775      $ 235,911
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                       2001              2000
--------------------------------------------------------------------------------
Revenue                                              $95,308           $79,276
--------------------------------------------------------------------------------

Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                       28,929            22,868
   Supplies                                           13,743            11,295
   Other operating expenses                           22,034            19,710
--------------------------------------------------------------------------------
                                                      64,706            53,873


Amortization and depreciation                          3,469             2,981
Selling, general and administrative expenses          12,596            10,600
--------------------------------------------------------------------------------
     Total Operating Expenses                         80,771            67,454
--------------------------------------------------------------------------------

Operating Income                                      14,537            11,822

Interest expense, net                                  9,069             9,229
--------------------------------------------------------------------------------

Income Before Income Taxes                             5,468             2,593

Tax provision                                          2,297             1,089
--------------------------------------------------------------------------------

Net Income                                            $3,171            $1,504
--------------------------------------------------------------------------------

Basic and diluted net income per share                $ 0.12            $ 0.06

Weighted Average Shares Outstanding:

Basic                                                 25,858            25,758

Diluted                                               25,937            25,837
--------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (amounts in thousands)
                                  (Unaudited)


                                                    Three months ended March 31,
                                                            2001         2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  3,171    $  1,504
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                              3,469       2,981
   Provision for doubtful accounts                            6,931       5,745
Net changes in assets and liabilities
affecting operations, net of acquisitions:
   Increase in Accounts receivable                          (11,411)    (10,228)
   Decrease in Inventory of supplies                            176         807
   Increase in Prepaid expenses and
   other current assets                                        (885)       (482)
   Decrease in Deferred tax assets                            2,076       1,089
   Decrease in Other assets                                      85          89
   Increase in Accounts payable and
   accrued liabilities                                        3,984       2,160
   Decrease in Accrued payroll and benefits                  (1,207)     (2,463)
   Other                                                        452         307
--------------------------------------------------------------------------------
   Net cash provided by operating activities                  6,841       1,509
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                              (1,620)       (688)
--------------------------------------------------------------------------------
   Net cash used by financing activities                     (1,620)       (688)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (634)     (1,363)
   Payments for acquisitions, net of cash acquired             (650)     (2,600)
--------------------------------------------------------------------------------
   Net cash used by investing activities                     (1,284)     (3,963)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,937      (3,142)

CASH AND CASH EQUIVALENTS - Beginning of Period               2,593      12,557
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - End of Period                  $  6,530    $  9,415
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

       The accompanying interim financial statements and related notes should be read in conjunction with the financial statements of Unilab Corporation ("Unilab" or the "Company") and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

2.     Net Income Per Share

       Basic net income per common share has been computed by dividing the net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was 25.9 million and 25.8 million for the three months ended March 31, 2001 and 2000.

       Diluted net income per share  includes  the effect of  additional  common shares that would have been outstanding if dilutive potential common shares had been issued. For the three months ended March 31, 2001 and 2000, the weighted average number of dilutive stock options were 0.1 million which had no effect on the basic net income per share calculation.

3.     Supplemental Disclosure of Cash Flow Information

        (amounts in thousands)                      Three months ended March 31,
                                                         2001           2000
                                                         -------------------

       Cash paid during the period for:
           Interest, net                                $3,057         $4,210
           Income taxes                                    276              -



Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                             Results of Operations

              Three Months Ended March 31, 2001 Compared with the
                       Three Months Ended March 31, 2000

Revenue

     Revenue increased approximately $16.0 million, or 20.2%, from $79.3 million for the three months ended March 31, 2000 ("first quarter 2000") to $95.3 million for the three months ended March 31, 2001 ("first quarter 2001"). Approximately $4.0 million of the increase was attributable to revenue generated from the acquisitions of Southern California Clinical Laboratories, LLC ("SCCL") effective March 17, 2000 and Pathology Associates Laboratories ("PAL") effective August 11, 2000. Exclusive of the acquired SCCL and PAL businesses, revenue increased $12.0 million, primarily due to a 15.0% increase in the number of specimens processed in the first quarter 2001 as compared to the first quarter 2000. The volume increase was spread throughout all of the Company's regions and was a favorable mix between new physician accounts, additional volume from existing clients and a couple of new or expanded independent practice association contracts. The Company's average reimbursement received for each specimen processed during the first quarter of 2001 was consistent with the first quarter of 2000.

Salaries, Wages and Benefits

     Salaries, wages and benefits increased approximately $6.1 million, or 26.5%, from $22.9 million for the first quarter 2000 to $28.9 million for the first quarter 2001. As a percentage of revenue, salaries, wages and benefits increased to 30.4% in the first quarter 2001 from 28.8% in the first quarter 2000. The increase resulted from wage pressures in the Company's San Jose operations, which started in the second quarter of 2000, and wage adjustments for cytologists, phlebotomists, information system personnel and couriers throughout the year ended December 31, 2000. In addition to wage pressures, the Company also had to add headcount to the phlebotomy department over the second half of 2000 as doctors increasingly drew fewer patient laboratory specimens in their offices but instead sent patients to one of the Company's patient service centers. Furthermore, increases in health insurance premiums and in the Company's matching contributions to participant's 401k accounts also contributed to the rise. Effective January 1, 2001, the Company increased the Company match to 100% on the first 4.0% of pre-tax contributions from a 25.0% match on the first 4.0% of pre-tax contributions that was in effect last year. Since the matching contributions were increased, the Company has seen an increase in the employee participation rate in the 401k plan.

     On a sequential basis, direct salaries, wages and benefits as a percentage of revenue decreased from 31.3% in the fourth quarter of 2000 to 30.4% in the first quarter of 2001. While the Company has seen some easing of wage pressures in the California market from last year, the Company believes that there will be continued wage pressures for medical technologists, cytologists, phlebotomists and billing and client service personnel in 2001.


Supplies Expense

     Supplies expense increased approximately $2.4 million, or 21.7%, from $11.3 million for the first quarter 2000 to $13.7 million for the first quarter 2001. As a percentage of revenue, supplies expense increased to 14.4% in the first quarter 2001 from 14.2% in the first quarter 2000. The increase was primarily attributable to providing initial Thin Prep supplies to accounts in anticipation of their conversion to the Thin Prep technology. For 2001, the Company expects that the cost of supplies on a per specimen basis will increase as more doctors switch to using the Thin Prep pap smear technology from conventional pap smear methods. While the Company's supply costs will increase from the use of the Thin Prep kit, the Company expects the additional reimbursement received from this enhanced testing will more than offset the increased supply cost.

Other Operating Expenses

     Other operating expenses increased approximately $2.3 million, or 11.8%, from $19.7 million for the first quarter 2000 to $22.0 million for the first quarter 2001. As a percentage of revenue, other operating expenses decreased to 23.1% in the first quarter 2001 from 24.9% in the first quarter 2000. The percentage decrease was primarily attributable to a 14% reduction, on a per specimen basis, in third party reference laboratory fees and the economies of scale and efficiencies gained from the operating leverage of our existing infrastructure.

Amortization and Depreciation

     Amortization and depreciation expense increased approximately $0.5 million, or 16.4%, from $3.0 million for the first quarter 2000 to $3.5 million for the first quarter 2001. The increase was primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the SCCL and PAL acquisitions.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased approximately $2.0 million, or 18.8%, from $10.6 million for the first quarter 2000 to $12.6 million for the first quarter 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 13.2% in the first quarter 2001 from 13.4% in the first quarter 2000. The percentage decrease reflects the economies of scale and efficiencies gained from the operating leverage of our existing infrastructure.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased approximately $3.2 million, or 21.6%, from $14.8 million for the first quarter 2000 to $18.0 million for the first quarter 2001.

Interest Expense

     Net interest expense decreased approximately $0.2 million, or 1.7%, from $9.2 million for the first quarter 2000 to $9.1 million for the first quarter 2001. The decrease was attributable to a combination of lower debt balances and lower interest rates.

Tax Provision

     The Company maintained an effective tax rate of approximately 42% in the first quarter of 2001 and 2000.

Liquidity and Capital Resources

     Net cash provided by operating activities was $6.8 million for the first quarter 2001 and reflects an increase of $5.3 million over the first quarter 2000 when net cash provided by operating activities was $1.5 million. The increase was primarily due to an improvement in the Company's operating performance and timing of payments of accounts payable and accrued payroll.

     Net cash used by financing activities was $1.6 million for the first quarter 2001, resulting from scheduled principal repayments under debt and capital lease obligations.

     Net cash used by investing activities was $1.3 million for the first quarter 2001, resulting from a $0.7 million cash payment in partial consideration of the purchase price for the SCCL acquisition and fixed asset additions of $0.6 million.

     The Company had $6.5 million of cash and cash equivalents at March 31, 2001. Each April 1 and October 1 of every year through 2009, approximately $9.9 million of interest is due on $155.4 million of senior notes outstanding. The April 1, 2001 interest payment was made from cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at March 31, 2001, the cash flow expected to be generated from operations and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.



                                             PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K


(A)           Exhibits

              Exhibit 99.1 - Press Release, dated April 30, 2001 announcing first quarter earnings results.


(B)           Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNILAB CORPORATION


                                         By:  /s/ Brian D. Urban

Date:  April 30, 2001                    Brian D. Urban
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer