Form 10-Q
period 2001-07-31
UNILAB CORP /DE/
filed 2001-08-13
CIK 899714

2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-22758

                               UNILAB CORPORATION

             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------
                    Delaware                            95-4415490

      (State or other jurisdiction of        (I.R.S. Employer Identification
     incorporation or organization)                    Number)

  18448 Oxnard Street, Tarzana, California              91356

--------------------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

                                 (818) 996-7300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                             No ___



As of August 9, 2001, 33,209,300 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 31 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended June 30, 2001

                                      INDEX
                                                                           Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - June 30, 2001
                      and December 31, 2000.                                  3

                      Statements of Operations -
                      Three and six month periods ended
                      June 30, 2001 and June 30, 2000.                        4

                      Statements of Cash Flows -
                      Six month periods ended June 30, 2001
                      and June 30, 2000.                                      5

                      Notes to Financial Statements.                          6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          11

       Item 3.        Quantitative and Qualitative
                      Disclosures about Market Risks                         28

Part II     -     OTHER INFORMATION:

       Item 1.        Legal Proceedings                                      28

       Item 2.        Changes in Securities and Use of Proceeds              29

       Item 3.        Defaults Upon Senior Securities                        30

        Item 4.       Submission of Matters to a Vote of Security Holders    30

        Item 5.       Other Information                                      30

       Item 6.        Exhibits and Reports on Form 8-K                       30

                      Signatures                                             31


                               UNILAB CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                                       June30,       December31,
                                                        2001            2000
Assets
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                              $  75,809      $   2,593
Accounts receivable, net                                  67,064         62,860
Inventory of supplies                                      4,756          4,427
Deferred tax assets                                       12,658         15,031
Prepaid expenses and other current assets                  2,226          1,428
--------------------------------------------------------------------------------
   Total current assets                                  162,513         86,339
Property and equipment, net                               14,127         12,595
Deferred tax assets                                       34,845         34,408
Goodwill, net                                             87,699         91,499
Other intangible assets, net                                 879          1,177
Other assets                                               8,191          9,893
--------------------------------------------------------------------------------
                                                       $ 308,254      $ 235,911
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                      $  60,175      $   7,142
Accounts payable and accrued liabilities                  26,438         21,198
Accrued payroll and benefits                              11,882         10,693
--------------------------------------------------------------------------------
   Total current liabilities                              98,495         39,033
--------------------------------------------------------------------------------
Long-term debt, net of current portion                   198,023        303,318
Other liabilities                                          5,416          5,996
Commitments and contingencies
Shareholders' equity (deficit):
   Preferred stock, no par value;
   Authorized 15,000 shares; none Issued                    --             --
   Common stock, $.01 par value;
   Authorized 60,000 shares;
   Issued and Outstanding -
   33,209 at June 30 and 25,504 at                           332            255
   December 31
   Additional paid-in capital                            267,762        153,600
   Accumulated deficit                                  (261,774)      (266,291)
--------------------------------------------------------------------------------
   Total shareholders' equity (deficit)                    6,320       (112,436)
--------------------------------------------------------------------------------
                                                       $ 308,254      $ 235,911
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.


                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (amounts in thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended June 30, Six Months Ended June 30,
                                                      2001        2000        2001        2000
-----------------------------------------------------------------------------------------------------
Revenue                                             $ 98,932    $ 84,284   $ 194,240    $163,560
-----------------------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
    Salaries, wages and benefits                      28,519      25,235      57,448      48,103
    Supplies                                          13,805      12,471      27,548      23,766
    Other operating expenses                          21,854      19,513      43,888      39,223
-----------------------------------------------------------------------------------------------------
                                                      64,178      57,219     128,884     111,092
Selling, general and administrative expenses          12,562      11,010      25,032      21,610
Legal and other non-recurring charges                  5,450          --       5,450          --
Stock-based compensation charges                       1,379          --       1,505          --
Amortization and depreciation                          3,859       3,080       7,328       6,061
-----------------------------------------------------------------------------------------------------
    Total Operating Expenses                          87,428      71,309     168,199     138,763
-----------------------------------------------------------------------------------------------------
Operating Income                                      11,504      12,975      26,041      24,797
Interest expense, net                                  8,181       9,446      17,250      18,675
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes
and Extraordinary Item                                 3,323       3,529       8,791       6,122
Tax Provision                                          1,395       1,482       3,692       2,571
-----------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                       1,928       2,047       5,099       3,551
Extraordinary Item - loss on early extinguishment
of debt, net of tax benefit of $400                      582          --         582          --
-----------------------------------------------------------------------------------------------------
Net Income                                          $  1,346    $  2,047   $   4,517    $  3,551
-----------------------------------------------------------------------------------------------------

Basic Net Income Per Share:
Income Before Extraordinary Item                    $   0.07    $   0.08    $   0.19    $   0.14
Extraordinary Item                                     (0.02)         --       (0.02)         --
Net Income                                              0.05        0.08        0.17        0.14

Diluted Net Income Per Share:
Income Before Extraordinary Item                        0.07        0.08        0.18        0.14
Extraordinary Item                                     (0.02)         --       (0.02)         --
Net Income                                              0.05        0.08        0.16        0.14

Weighted Average Shares Outstanding:
Basic                                                 27,621      25,405      26,569      25,405
Diluted                                               29,176      25,483      27,956      25,483

The accompanying notes are an integral partof these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (amounts in thousands)
                                   (Unaudited)


                                                       Six months ended June 30.
--------------------------------------------------------------------------------
                                                              2001       2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $   4,517   $  3,551
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                              7,328      6,061
   Provision for doubtful accounts                           14,081     11,869
   Stock-based compensation charges                           1,505         --
   Loss on early extinguishment of debt                         582         --
Net changes in assets and liabilities
Affecting operations, net of acquisitions:
   Increase in Accounts receivable                          (18,285)   (18,430)
   (Increase) decrease in Inventory of supplies                (329)       346
   Increase in Prepaid expenses and other current assets       (798)      (309)
   Decrease in Deferred tax assets                            2,336      2,571
   Decrease in Other assets                                     203        154
   Increase (decrease) in Accounts payable                    4,956     (3,477)
   and accrued liabilities
   Increase in Accrued payroll and benefits                   1,543      1,087
   Other                                                        639        629
--------------------------------------------------------------------------------
   Net cash provided by operating activities                 18,278      4,052
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                             (52,550)    (1,284)
   Proceeds from issuance of common                         112,900         --
   stock, net of expenses
--------------------------------------------------------------------------------
   Net cash provided (used) by financing activities          60,350     (1,284)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (4,762)    (2,755)
   Payments for acquisitions, net of cash acquired             (650)    (2,800)
--------------------------------------------------------------------------------
   Net cash used by investing activities                     (5,412)    (5,555)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                              73,216     (2,787)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS -                                   2,593     12,557
Beginning of Period
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS -                               $  75,809   $  9,770
End of Period
-------------------------------------------------------------------------------
The accompanying notes are an  integral part of these financial statements.

                               UNILAB CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Unilab Corporation ("Unilab" or the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial information is not necessarily an indication of the results that may be expected for the entire year.

     On June 5, 2001, the initial public offering ("IPO") of the Company's common stock was declared effective by the SEC (See Note 3).

     The accompanying interim financial statements and related notes should be read in conjunction with the audited financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

2.   Net Income Per Share

     Basic net income per common share has been computed by dividing the net income by the weighted average number of common shares outstanding for each period presented.

     Diluted net income per share includes the effect of additional common shares that would have been outstanding if potential dilutive common shares had been issued. For the three and six month periods ended June 30, 2000, the weighted average number of dilutive stock options were 0.1 million which had no effect on the diluted earnings per share calculation. For the three and six month periods ended June 30, 2001, the weighted average number of dilutive stock options were 1.6 million and 1.4 million respectively, which had no effect on the diluted earnings per share calculation for the three months ended June 30, 2001 and a $.01 reduction in diluted net income per share for the six month period ended June 30, 2001.

3.   Initial Public Offering, Increase in Authorized Shares and Reverse
     Stock Split

     On June 6, 2001, the Company completed an IPO of common stock, $.01 par value. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-60154) that was declared effective by the SEC on June 5, 2001. The offering commenced on June 6, 2001 where 6,700,000 shares of common stock registered under the
     Registration Statement were sold at a price of $16.00 per share. The Underwriters exercised an overallotment option for 1,005,000 shares on June 8, 2001. All 1,005,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment, was $123.3 million. In connection with the IPO, the Company incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $10.4 million. The Company received net proceeds from the IPO of approximately $112.9 million. The net proceeds were primarily used to repay debt and pay $2.5 million in consideration for the termination of annual fees for financial advisory services from Kelso & Company ("Kelso"), the Company's majority shareholder. The $2.5 million paid to Kelso has been included in legal and other non-recurring charges in the statement of operations for the three months ended June 30, 2001.

     On May 15, 2001, the Board of Directors and Stockholders approved: (1) the Company's filing of a Restated Certificate of Incorporation that was amended to increase the number of shares of capital stock which the Company is authorized to issue to 75 million shares consisting of (a) 60 million shares of common stock, par value $0.01 per share and (b) 15 million shares of preferred stock, no par value, and (2) a 1 for 0.986312 reverse stock split for the common stock. All common stock and per share data have been retroactively adjusted to reflect the 1 for 0.986312 reverse stock split.

4.   Early Extinguishment of Debt

     With certain of the proceeds from the IPO, the Company repaid $15.0 million of the Term A and $34.2 million of the Term B bank loans and wrote-off $1.0 million in related deferred financing costs. The $1.0 million in deferred financing costs, net of $0.4 million in taxes, is shown as an extraordinary loss from the early extinguishment of debt of $0.6 million in the statement of operations for the three months ended June 30, 2001.

5.   Subsequent Event - Repayment of Debt

     On July 9, 2001, $54.3 million in principal of the $155.0 million in 12.75% senior subordinated notes due October 2009 was repaid with proceeds from the IPO, which represents 35% of the outstanding notes. In order to retire such debt, the Company paid a premium of $6.9 million and additionally wrote-off $1.4 million in note discount and $1.4 million in deferred financing costs. The retirement premium and write-off of the note discount and deferred financing costs, which total $9.7 million, will be shown as an extraordinary item, net of tax, in the amount of approximately $5.6 million in the statement of operations in the third quarter 2001.

     In accordance with the senior subordinated note agreement, at any time prior to October 1, 2002, the Company may redeem up to 35% of the outstanding notes with the net proceeds of one or more public offerings of common stock of the Company, at a redemption price of 112.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

6.   2001 Stock Option Plan

     On May 15, 2001 the Company adopted, and on May 16, 2001 the shareholders approved, the Unilab Corporation 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is intended to promote the interests of Unilab and its stockholders by providing officers and other employees with appropriate incentives to encourage them to enter into and continue in the Company's employ and to acquire a proprietary interest in the equity success of Unilab; to provide incentives to the Company's nonemployee directors that are directly linked to increases in stock value; and to reward the performance of individual officers, other employees, consultants and non-employee directors in fulfilling their personal responsibilities for long-range achievements.

     The Company has reserved 500,000 shares of common stock for issuance under the 2001 Plan. The number of shares reserved for issuance is generally subject to equitable adjustment upon the occurrence of any stock dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, combination, repurchase, or share exchange, or other similar corporate transaction or event. No option holder shall have any rights with respect to the shares covered by an award under the 2001 Plan until the shares have been reduced to such person's possession. No stock options have been issued under the 2001 Plan through the date of this filing.

7.   Amendment to 2000 Executive Stock Option Plan

     In 2000, the Company adopted an Executive Stock Option Plan (the "Plan") for certain key employees. The Plan was designed to attract and retain key employees of the Company. The Plan authorizes the issuance of voting common stock to officers and key employees under terms and conditions set by the Company's Board of Directors. The Plan initially provided for two types of options (Class A and Class B options) that vest as specified by the stock option agreements as follows: (1) in three equal installments on each of the first three anniversaries of the closing of the recapitalization transaction on November 23, 1999 or on employee's hire date if after November 23, 1999 (Class A options); and (2) based on the occurrence of an exit event (as defined) and achievement of certain share price exit values (Class B options). All options expire 10 years from the closing of the recapitalization transaction or from an employee's hire date if after November 23, 1999.

     On June 5, 2001, the Company amended the 2000 Plan to adjust the vesting provisions of Class B performance options that have been granted to employees. Under the 2000 Plan, as amended, these Class B options converted to Class C options and vest in three discrete tranches contingent upon:

     o the price of the Company's common stock exceeding a defined average closing price threshold over all of the consecutive trading days within a six month calendar period (certain exclusions may apply if vesting occurs in connection with the announcement of a transaction pursuant to which the Company may be acquired), and a minimum price on the last trading day of such six month calendar period;

     o the holder of the Class C option being a director, officer or employee of Unilab or any Unilab subsidiary on the vesting date; and

     o the defined average closing price thresholds for the granted and outstanding options are $17.79 for 770,223 options, $22.54 for 599,064 options and $27.88 for 495,927 options.

      On June 29, 2001, the Company amended the 2000 Plan to accelerate the vesting of the Class A service options held by the Company's non-employee consultants. The modification to fully vest the Class A non-employee service options resulted in compensation expense of $1.4 million in the quarter ended June 30, 2001.

      The Company has not amended the vesting provisions of any Class B performance options held by the Company's consultants. Class B options held by consultants will continue to vest upon the occurrence of an exit event and Kelso's realization of a certain minimum return on its investments in the Company.

8.    Commitments and Contingencies

      In May 1999, Unilab learned of a federal investigation under the False Claims Act relating to the Company's billing practices for certain test procedures including:

     o    apolipoprotein  in conjunction  with coronary risk panel  assessments;
          and

     o    microscopic evaluation in conjunction with urinalysis.

      In cooperation with the government, the Company completed the process of gathering and submitting pertinent documentation to the Department of Justice. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment of approximately $2.8 million. Although the Company disputes the claims that are the subject of the investigation and hopes to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, the Company has recorded a legal charge, included in legal and other non-recurring charges in the statement of operations for the three months ended June 30, 2001, of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

      On November 4, 1999, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and the board of directors by certain former stockholders, seeking compensatory damages, prejudgement interest, and expenses on behalf of the class of shareholders, and a preliminary injunction against the merger. The complaint alleges, among other things, that the proxy statement relating to the November 1999 recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the merger of UC Acquisition Sub, Inc., the acquisition vehicle established by Kelso, the Company's majority shareholder, into the Company amounted to a breach of the fiduciary duties owed to stockholders by the Company's directors. Although plaintiffs and defendants negotiated a settlement to dismiss the action with prejudice, subject to completion of confirmatory discovery, completion of definitive documentation relating to the settlement, and court approval, on November 15, 2000 plaintiffs announced they no longer agree to consummate the settlement. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

      The Company is a party to various legal proceedings arising in the ordinary course of its business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the Company's financial condition, liquidity or results of operations.

9.    Recent Accounting Pronouncements

      On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

      On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

10.   Supplemental Disclosure of Cash Flow Information

      (amounts in thousands)                          Six months ended June 30,
                                                         2001           2000
--------------------------------------------------------------------------------
      Cash paid during the period for:
           Interest, net                              $16,903        $18,195
           Income taxes                               $ 1,411        $   101

Item 2.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                              Results of Operations

        Three and Six Month Periods Ended June 30, 2001 Compared with the
                 Three and Six Month Periods Ended June 30, 2000

Revenue

     Revenue increased to $98.9 million and $194.2 million for the three and six month periods ended June 30, 2001 from $84.3 million and $163.6 million for the comparable prior year periods, representing increases of $14.6 million or 17.4% and $30.6 million or 18.8%, respectively. Approximately $2.7 million and $6.7 million of the increases for the three and six month periods ended June 30, 2001 were attributable to revenue generated from the acquisitions of Southern California Clinical Laboratories, LLC ("SCCL") effective March 17, 2000 and Pathology Associates Laboratories ("PAL") effective August 11, 2000. Exclusive of the acquired SCCL and PAL businesses, revenue increased $11.9 million and $23.9 million for the respective periods, primarily the result of increases in reimbursement levels of $2.4 million and $2.5 million, respectively, and additional specimen volume generating $9.5 million and $21.4 million, respectively.

     The Company experienced a 2.6% and 1.4% increase, exclusive of the acquired SCCL and PAL businesses, in the average reimbursement received for each specimen processed during the three and six month periods ended June 30, 2001 versus the comparable prior year periods. The increases in reimbursement levels are primarily due to increases in rates charged to managed care clients, the conversion of the Company's Pap Smear testing to the Thin Prep technology and higher reimbursement from insurance carriers. Exclusive of the acquired SCCL and PAL businesses, the Company experienced a 11.3% and 13.1% increase in the number of specimens processed in the core business during the three and six month periods ended June 30, 2001 versus the comparable prior year periods. The volume increase was the result of a more favorable mix between new physician accounts, additional volume from existing clients and a couple of new or expanded independent practice association contracts.

Salaries, Wages and Benefits

     Salaries, wages and benefits increased to $28.5 million and $57.4 million for the three and six month periods ended June 30, 2001 from $25.2 million and $48.1 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 28.8% and increased to 29.6% for the three and six month periods ended June 30, 2001 from 29.9% and 29.4% for the comparable prior year periods. The decrease for the three months ended June 30, 2001 compared to the comparable prior year period resulted from the economies of scale associated with processing a significantly higher specimen volume (13.6% volume increase including the effect of the PAL acquisition) without the same corresponding increase in headcount offset by certain increases in benefit cost noted below. The increase for the six months ended June 30, 2001 compared to the comparable prior year period resulted from adding headcount to the phlebotomy department over the second half of 2000 as doctors increasingly drew fewer patient laboratory specimens in their offices but instead sent patients to one of the Company's patient service centers as well as wage pressures in the Company's San Jose operations, which started in the second quarter of 2000, and wage adjustments for cytologists, phlebotomists, information system personnel and couriers throughout the year ended December 31, 2000. Furthermore, increases in health insurance premiums and in the Company's matching contributions to participant's 401k accounts also contributed to the rise. Effective January 1, 2001, the Company increased the Company match to 100% on the first 4.0% of pre-tax contributions from a 25.0% match on the first 4.0% of pre-tax contributions that was in effect last year. Since the matching contributions were increased, the Company has seen an increase in the employee participation rate in the 401k Plan.

     On a sequential basis, direct salaries, wages and benefits as a percentage of revenue decreased from 30.4% in the first quarter of 2001 to 28.8% in the second quarter of 2001. While the Company has seen some easing of wage pressures in the California market from last year, the Company believes that there may be continued pressure for medical technologists during the remainder of 2001.

Supplies Expense

     Supplies expense increased to $13.8 million and $27.5 million for the three and six month periods ended June 30, 2001 from $12.5 million and $23.8 million for the comparable prior year periods. As a percentage of revenue, supplies expense decreased to 14.0% and 14.2% for the three and six month periods ended June 30, 2001 from 14.8% and 14.5% for the comparable prior year periods. For the first six months of the year, the Company's supply cost per specimen has been roughly equal to the cost per specimen in the prior year six month period, in spite of the fact that the use of the Thin Prep Pap Smear technology, which started late last year, is more costly. While the Company has been able to offset most of the increased cost from the Thin Prep kits with other vendor price reductions and efficiency improvements, the Company does expect supply costs will increase going forward as more of the Pap Smears convert to the Thin Prep technology. However, it is anticipated that the additional reimbursement received from this enhanced testing will more than offset the increased supply cost.

Other Operating Expenses

     Other operating expenses increased to $21.9 million and $43.9 million for the three and six month periods ended June 30, 2001 from $19.5 million and $39.2 million for the comparable prior year periods. As a percentage of revenue, other operating expenses decreased to 22.1% and 22.6% for the three and six month periods ended June 30, 2001 from 23.2% and 24.0% for the comparable prior year periods. The percentage decreases were attributable to a 3.8% and 9.2% reduction for the respective periods, on a per specimen basis, in third party reference laboratory fees and the economies of scale and efficiencies gained from the operating leverage of the existing infrastructure.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased to $12.6 million and $25.0 million for the three and six month periods ended June 30, 2001 from $11.0 million and $21.6 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 12.7% and 12.9% for the three and six month periods ended June 30, 2001 from 13.1% and 13.2% for the comparable prior year periods. The percentage decreases reflect the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

Legal and Other Non-Recurring Charges

     In May 1999, Unilab learned of a federal investigation under the False Claims Act relating to the Company's billing practices for certain test procedures including:

     o    apolipoprotein  in conjunction  with coronary risk panel  assessments;
          and

     o    microscopic evaluation in conjunction with urinalysis.

     In cooperation with the government, the Company completed the process of gathering and submitting pertinent documentation to the Department of Justice. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment of approximately $2.8 million. Although the Company disputes the claims that are the subject of the investigation and hopes to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, the Company has recorded a legal charge, included in legal and other non-recurring charges in the statement of operations for the three months ended June 30, 2001, of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

     In addition, the Company also recorded a non-recurring charge for $2.5 million paid to Kelso, the Company's majority shareholder, in consideration for the termination of annual fees for financial advisory services provided to the Company. This amount was paid out of the $112.9 million in net IPO proceeds (see Note 3).

Stock-Based Compensation Charges

     On June 29, 2001, the Company accelerated the vesting of service options issued to consultants and recorded a non-cash charge of $1.4 million and $1.5 million for the three and six month periods ended June 30, 2001. These amounts were offset as adjustments to additional paid-in capital in the Balance Sheet. While the Company has recorded any remaining non-cash compensation expenses for consultant options under their current agreements, it is likely that as early as the fourth quarter of 2001, the Company may need to record a significant non-cash stock-based compensation charge for employees performance options, which vest at three different levels depending on the stock price. For example, at a $23 stock price, the first two tranches of the employee performance options would vest in the fourth quarter and the resultant charge would approximate $24 million. In addition, expense for the one remaining tranche of performance options still have to be recognized in the future. Any ultimate charge is difficult to determine since the expense is based on a future stock price.

Amortization and Depreciation

     Amortization and depreciation expense increased to $3.9 million and $7.3 million for the three and six month periods ended June 30, 2001 from $3.1 million and $6.1 million for the comparable prior year periods. The increases were primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the SCCL and PAL acquisitions, and higher depreciation charges for fixed asset purchases.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $14.8 million and $32.8 million for the three and six month periods ended June 30, 2001, compared to $16.1 million and $30.9 million for the comparable prior year periods, representing a 7.9% decrease and 6.3% increase, respectively over the comparable prior year periods. Adjusting EBITDA for the $0.1 million stock-based compensation charges recorded in the first quarter of 2001 and the $7.4 million legal, stock-based compensation and other non-recurring charges and extraordinary loss on extinguishment of debt recorded in second quarter of 2001, adjusted EBITDA for the three and six month periods ended June 30, 2001 would have been $22.2 million and $40.3 million respectively.

     EBITDA is presented because it is a widely accepted financial indicator of a company's ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity or performance in accordance with generally accepted accounting principals.

Interest Expense

     Net interest expense decreased to $8.2 million and $17.3 million for the three and six month periods ended June 30, 2001 compared to $9.4 million and $18.7 million for the comparable prior year periods. The decreases were attributable to a combination of lower debt balances due to a significant paydown of debt from proceeds received from the IPO, regularly scheduled principal payments and lower interest rates.

Tax Provision

     The Company maintained an effective tax rate of approximately 42% in the three and six months ended June 30, 2001 and 2000.

Liquidity and Capital Resources

     Net cash provided by operating activities was $18.3 million for the six months ended June 30, 2001 and reflects an increase of $14.2 million over the six months ended June 30, 2000 when net cash provided by operating activities was $4.1 million. The increase in cash flow from operations primarily resulted from improved earnings, before non-cash non-recurring charges, amortization and depreciation, and the accrued expense for the federal billing investigation, increase in cash collections on accounts receivable, and timing in the payment of accrued expenses.

     Net cash provided by financing activities was $60.4 million for the six months ended June 30, 2001, resulting from the net proceeds of the Company's IPO of $112.9 million offset by repayment of $49.2 million of Term A and Term B bank loans (see Note 4) from the proceeds received from the IPO and $3.4 million in scheduled principal repayments under debt and capital lease obligations.

     Net cash used by investing activities was $5.4 million for the six months ended June 30, 2001, resulting from a $0.7 million cash payment in partial consideration of the purchase price for the SCCL acquisition and fixed asset additions of $4.8 million. In the second quarter the Company entered into an agreement to purchase approximately $2.8 million of equipment from a vendor that used to be accounted for on a per use or click basis. The Company believes this transaction will have a small positive impact on its income statement in 2001. The $2.8 million purchase will be paid for over twenty four months and increases the Company's expected capital expenditures for 2001 from $6.0 million to approximately $8.8 million, even though the equipment will be paid ratably over a twenty four month period. For the six months ended June 30, 2001, the Company's capital expenditures were $4.8 million. Excluding the $2.8 million purchase, capital expenditures would have been $2.0 million.

     The Company had $75.8 million of cash and cash equivalents at June 30, 2001. On July 9, 2001, the Company repaid $54.3 million principal amount of the 12.75% senior subordinated notes due October 2009 at a redemption price of $61.2 million (see Note 5). Management believes that the amount of cash and cash equivalents available at June 30, 2001, the cash flow expected from operations, and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

Risk Factors

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

       The Company wishes to caution investors that the following factors are hereby identified as potentially important factors that could cause the Company's actual financial or operating results to differ materially from those projected, forecasted or estimated by the Company in forward-looking statements contained in this Form 10-Q.

The Company has received reduced payments from governmental and other third-party payors for services and has experienced other changes which has increased administrative costs and reduced the Company's revenues and profitability. The Company's revenues and profitability could suffer further if this trend continues.

       The healthcare industry has been undergoing significant changes as third-party payors, such as Medicare, Medicaid, managed care organizations and insurers, increase their efforts to control the cost of healthcare services, including clinical laboratory services. As a result of payors' cost-reduction efforts, the amounts the Company receives through reimbursements for testing services have been reduced. In addition, payors have limited the number and types of tests that they will fully reimburse in particular medical circumstances. In 1998, 1999 and 2000, the Company derived approximately 25%-30% of revenue from tests performed for beneficiaries of Medicare and Medicaid. Because the law generally requires clinical laboratories to accept Medicare and Medicaid reimbursement amounts as payment in full, when these payors unilaterally reduce the fees they are willing to pay for services, the Company usually has no choice but to accept the reduced payments. Cost-reduction efforts by Medicare, Medicaid, managed care organizations and insurers have had and may continue to have a material adverse effect on the Company's revenues and profitability. The Company expects additional efforts in the future by payors to reduce their healthcare costs, and if these efforts succeed, revenues and profitability could suffer further.

The continued importance of the managed care sector could have a negative impact on profitability.

       The Company believes that California has among the highest enrollment rates in managed care plans of any state in the United States, with approximately 52% of the population covered at the end of 1999. The Company has historically experienced declines in average revenue per patient specimen processed as managed care organizations strengthened their presence in
California healthcare insurance market. The importance of the managed care sector presents challenges that could continue to have a material effect on the Company's financial condition, results of operations and cash flow. These challenges include:

     o Capitated Payment Contracts. Managed care organizations generally negotiate for capitated payment contracts for a substantial portion of their business. Under these contracts, clinical laboratories receive a fixed monthly fee per individual enrolled with the managed care organization for all laboratory tests performed during the month. Southern California is the most competitive market in the United
          States in terms of capitated reimbursement rates for laboratory services. In Southern California, capitated reimbursement rates, according to a 1999 survey, averaged approximately $0.65-$0.85 per member per month. In the same survey, areas in the northeastern United States reported rates as high as $1.50 per member per month. Capitated payment contracts shift the risk and cost of additional testing from the managed care organization to the clinical laboratory.
          Approximately 35%-40% of the Company's testing volume and approximately 10%-15% of revenue in 2000 were generated from capitated agreements with managed care organizations.

     o Pricing History. Clinical laboratory companies, including Unilab, historically have competitively priced their agreements with managed care organizations. The laboratory companies expected to have the opportunity, based upon patient and physician convenience, to perform not only the testing covered under the contract, but also higher priced fee-for-service testing relating to non-managed care patients of participating physicians. As the number of patients under managed care organizations increased, however, less fee-for-service business was available to augment the lower margin managed care business. Furthermore, physicians became increasingly affiliated with more than one managed care organization, and, therefore, a clinical laboratory might receive little, if any, additional fee-for-service testing from them. If physicians elect not to consolidate their managed care and fee-for-service laboratory testing with Unilab to the extent anticipated when the Company entered into the managed care agreements, revenues and profitability could be negatively affected.

     o Recent Bankruptcies. During 2000, a number of independent physicians associations in California went through bankruptcy. This trend may continue and may result in declines in the volume of tests that the Company performs for independent physician associations until patients are assigned to another health care provider. This development has reduced and, in the future, could reduce the Company's revenues from independent physician associations.

     o Ongoing Value of Managed Care Agreements. As part of the Company's strategy and ongoing sales efforts, the Company reviews managed care agreements to better align pricing with the level of service Unilab provides. To the extent the Company attempts to renegotiate these agreements, the Company may not be able to maintain agreements with managed care providers, and, even if the Company does, may be unable to renegotiate them in a way that is favorable to the Company and to realize increased reimbursement rates.

The clinical laboratory testing industry is subject to extensive, complex and frequently changing government regulations, which can have adverse effects upon the Company.

       The clinical laboratory testing industry is subject to extensive and complex governmental regulation, which is frequently changing. The Company is subject to extensive governmental regulation at both the federal and state levels in the following areas, among others:

     o    level of reimbursement from government payors;

     o    healthcare billing fraud and abuse;

     o relationships with clients within the restrictions of kickback and self-referral laws;

     o licensing/certification requirements and quality assurance for clinical laboratories and personnel, with increasing scrutiny from California on licensure and training of personnel who draw patient specimens, known as phlebotomists;

     o    anti-markup legislation;

     o    environmental protection; and

     o    occupational safety.

        The Company expects that in some of these areas governmental regulation, particularly at the California state level, will increase or become more burdensome. Generally, increased governmental regulation raises costs and negatively impacts margins. Adverse consequences of the Company's failure to meet governmental requirements in these areas include civil and criminal penalties, exclusion from participation in government healthcare programs such as Medicare and Medicaid and prohibitions or restrictions on the use of the Company's laboratories. Existing or future governmental regulation could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Some of the Company's marketing and billing practices have been subject to federal and state investigations and related legal claims. This has resulted, and in the future may result, in facing penalties and changes in the conduct the of Company's business.

        Unilab settled federal and California investigations of some of the Company's past marketing and billing practices in 1993 and 1996 for an aggregate amount of $7.2 million. In connection with these government settlements, the Company voluntarily implemented a more formal and comprehensive compliance program to review billing procedures and other compliance matters.

        In November 1999, without any admission of wrongdoing, the Company reached a settlement with a group of thirteen insurance companies in the amount of $0.6 million in connection with claims related to the Company's settlement agreement with the federal government.

        In May 1999, the Company learned of a federal investigation under the False Claims Act relating to the billing of certain medical tests performed in the early to mid-1990s. In cooperation with the government, the Company completed the process of gathering and submitting pertinent documentation to the Department of Justice. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment of approximately $2.8 million. Although the Company disputes the claims that are the subject of the investigation and hopes to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, the Company has recorded a legal charge of $2.95 million. The Company hopes to resolve this matter with the government; however, it cannot be assured that this matter will be resolved pursuant to this offer.

Unilab requires a significant amount of cash to service debt and expand the Company's business as planned.

        The Company's ability to make payments on debt, and to fund acquisitions, will depend on the Company's ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. The Company cannot assure that business will generate sufficient cash flow from operations, that the strategy to increase operating efficiencies through cost savings and operating improvements will be realized or that future borrowings will be available under the Company's credit facilities in an amount sufficient to enable the Company to service the Company's debt or to fund other liquidity needs. In order to pay the principal amount of the Company's debt at maturity, the Company may need to refinance all or a portion of the debt, on or before maturity. The Company may not be able to refinance any of the debt, on commercially reasonable terms or at all. Insufficient cash flow could place the Company at risk of default under the Company's debt agreements or could prevent the Company from expanding business as planned.

Unilab's substantial leverage could adversely affect the ability to run the Company's business.

        The Company has, and will continue to have, a significant amount of indebtedness. This indebtedness could have important consequences on the Company's ability to operate effectively. For example, the Company's indenture and credit facility:

     o    limit the Company's  ability to borrow  additional  funds or to obtain
          other   financing   in  the  future  for  working   capital,   capital
          expenditures, acquisitions and general corporate purposes;

     o require the Company to dedicate a substantial portion of cash flow from operations to pay down the indebtedness, thereby reducing the funds available to use for working capital, capital expenditures, acquisitions and general corporate purposes;

     o make the Company more vulnerable to economic downturns and reduce flexibility in responding to changing business and economic conditions; o limit the Company's flexibility in planning for, or reacting to, changes in the business or industry;

     o place the Company at a competitive disadvantage to competitors with less debt; and

     o restrict the Company's ability to pay dividends, repurchase or redeem capital stock or debt, or merge or consolidate with another entity.

        The terms of indenture and credit facility allow the Company to incur further indebtedness, which would heighten the foregoing risks. Under the credit facility, the Company is required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond the Company's control. The breach of any of these covenants will result in a default under the Company's credit facility.

The complexities of clinical laboratory billing may negatively affect the Company's revenues and cash flow.

        Billing for clinical laboratory testing services is complicated. The industry practice of performing tests in advance of payment and without certainty as to the outcome of the billing process may negatively affect the Company's revenues and cash flow. Laboratories must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. In addition, the billing information requirements of the various payors have become increasingly stringent, typically conditioning reimbursement to the Company on the provision of proper medical necessity and diagnosis codes by the requisitioning client. This complexity may increase bad debt expense, due primarily to several non-credit related issues such as missing or incorrect billing information on test requisitions.

     Among many other factors complicating the Company's billing are:

     o    disputes between payors as to which party is responsible for payment;

     o    disparity in coverage among various payors, and

     o the difficulty of adherence to specific compliance requirements, diagnosis coding and procedures mandated by various payors.

        The complexity of clinical laboratory billing also tends to cause delays in the Company's cash flow. Confirming incorrect or missing billing information generally slows down the billing process and increases the aging of accounts receivable. The Company assumes the financial risk related to collection, including the potential uncollectibility of accounts and delays due to incorrect and missing information and the other complex factors identified above.

Unilab's growth strategy depends in part upon the Company's ability to acquire other clinical laboratories. Therefore, the inability to make acquisitions that meet the Company's criteria could impede growth or harm the ability to maintain or improve its competitive position.

        As part of Unilab's business strategy, the Company pursues selected acquisition opportunities that it believes will enable the Company to generate revenue growth, achieve additional operating efficiencies and solidify or enhance the Company's competitive position. However, it cannot be assured that the Company will be able to acquire clinical laboratories that meet its target criteria on satisfactory terms, if at all.

        In addition, the Company's acquisition program requires substantial capital resources, and the operations of the acquired clinical laboratories require ongoing capital expenditures. The Company may need to obtain additional capital or financing, from time to time, to fund these activities. It cannot be assured, however, that sufficient capital or financing will be available to the Company on satisfactory terms, if at all.

        If the Company were unable to continue to grow through acquisitions in a way that meets investor expectations, its share price may decline.

Difficulties with the integration of any new acquisitions may impose substantial costs and delays and cause other problems for the Company.

        Acquisitions involve a number of risks relating to the Company's ability to integrate an acquired business into existing operations. These risks include possible difficulties relating to:

     o    assimilation of acquired operations and personnel;

     o integration of acquired businesses' equipment, service offerings, networks and technologies and financial and information systems; o coordination of geographically separated facilities and workforces;

     o coordination of acquired businesses' sales, marketing and service development efforts; and

     o    maintenance of common standards, controls, procedures and policies.

        The process of integrating operations of acquired businesses, including their personnel, could cause interruptions to the Company's business, including that of the acquired businesses. Employees who may be key to the integration effort or the ongoing operations may choose not to continue to work for the Company following the closing of the acquisitions. Further, the process of integration may require a disproportionate amount of the time and attention of the Company's management, which may distract management's attention from its day-to-day responsibilities. For the above reasons, it is possible that the Company may not realize all or any of the anticipated benefits of an acquisition, either at all or in a timely manner. If that happens and the Company incurs significant costs, it could have a material adverse impact on business.

        In addition, any interruption or deterioration in service resulting from an acquisition may result in a client's decision to stop using Unilab for clinical laboratory testing. The Company performs most clinical laboratory testing under arrangements that are terminable at will or on short notice.

Unilab operates in an intensively competitive environment which could cause the Company to lower prices, resulting in reduced revenues and profit margins, or to lose market share.

        The independent clinical laboratory testing industry is highly competitive. Independent clinical laboratories fall into two categories. The first includes smaller, local laboratories that generally offer fewer tests and services and have less capital than the larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients, characterized by a high level of personal and localized services. The second category of independent clinical laboratories, which includes laboratories such as Unilab, consists of larger regional or national laboratories that provide a broader range of tests and services. These regional and national laboratories may have greater financial and other resources than Unilab, which could place the Company at a competitive disadvantage. The Company also competes with hospital laboratories, which generally operate with low volumes and quick turnaround times. To compete successfully in California, the Company may be required to increase operating costs, reduce prices and take other measures that could have an adverse effect on the Company's financial condition, results of operations and cash flow. If Unilab is unable to compete successfully, the Company may lose market share.

Technology changes may lead to the development of cost-effective point-of-care testing that could negatively impact the Company's testing volume and revenues.

        The clinical laboratory testing industry is characterized by changing technology and the ongoing development of new testing procedures. Technology changes may lead to the development of more cost-effective point-of-care testing equipment and procedures that can be operated and performed by physicians in their offices and hospital laboratories without requiring the services of clinical laboratories. Development of such technology and new procedures could negatively impact the Company's testing volume and related revenues.

Unilab competes with some of its clients. If they reduce or discontinue purchases of the Company's laboratory testing services, revenues could decline.

        Unilab competes with some of its clients, such as hospital laboratories and smaller independent laboratories, in the clinical laboratory testing market. These organizations often refer tests to Unilab that they either cannot or elect not to perform themselves. These parties may no longer refer tests to the Company if they decide to develop and market tests similar to Unilab's. If the hospital and independent laboratories decide to reduce or discontinue purchases of the Company's tests, revenue may be reduced.

Unilab's loss of key management personnel or the Company's inability to hire and retain skilled employees at its clinical laboratories could adversely affect the business.

        Unilab's success is dependent in part on the efforts of key members of the Company's management team. The loss of their services could materially adversely affect the Company's business, financial condition, results of operations or prospects. The Company does not currently maintain key person life insurance on any of its key employees. The success of the Company's clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals who perform its clinical laboratory testing or billing services. The competition for skilled professionals is intense. The loss of healthcare professionals or the inability to recruit these individuals in the Company's markets could adversely affect its ability to operate business efficiently and profitably and could harm its ability to maintain the Company's desired levels of client service.

The tight labor market for qualified and experienced laboratory personnel has led to an increase in salaries and hourly wages. The Company may face further wage pressures if this trend continues, which could negatively impact profitability.

        Unilab's laboratories are all located in California, where the labor market for experienced technical and clerical personnel is very competitive. For example, the competition for qualified cytotechnologists, medical technologists and phlebotomists, as well as clerical personnel, has forced the Company to increase salaries and wages for these positions and spend more on recruitment efforts. This trend has and, in the future, could negatively affect profitability. In addition, Unilab increasingly has to draw blood at the Company's patient service centers as physicians do less of this work in their offices, requiring the Company to increase phlebotomy personnel. This, combined with payor reimbursement limitations and California training and certification requirements, has increased and, in the future, will increase costs.

If Unilab does not comply with laws and regulations governing the confidentiality of medical information, the Company could be subject to damages, fines or penalties. Federal and state initiatives in this area could require the Company to spend substantial sums on new information systems and could adversely affect its ability to transmit patient data.

        The confidentiality of patient medical information is subject to substantial regulation by the state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical information, and the right to privacy. Similarly, many other federal laws also may protect such information, such as the Electronic Communications Privacy Act of 1986, and federal laws relating to confidentiality of mental health records and substance abuse treatment.

        Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, or HIPPA, requires the U.S. Secretary of Health and Human Services to develop regulations to protect the security and privacy of individually identifiable health information that is electronically transmitted and received or transmitted and maintained in any other form or medium. The U.S. Secretary of Health and Human Services has published regulations under the Health Insurance Portability and Accountability Act of 1996 that would protect the security and privacy of individual health information that is transmitted or received, electronically, such as over the Internet. When these regulations become effective, they will require holders or users of protected identifiable health information to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for civil or criminal fines and penalties. Compliance with the HIPPA rules could require the Company to spend substantial sums, which could negatively impact its profitability. Unilab cannot predict the total financial or other impact of these regulations on the Company.

        Unilab's electronic communications with clients are strictly governed by state and federal laws and regulations. The Company has implemented encryption technology to protect patient medical information. However, use of encryption technology does not guarantee the privacy and security of confidential information. Unilab believes that the Company is in material compliance with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate Unilab's ability to obtain or use patient information which, in turn, could limit the Company's ability to use its information technology products for electronically transmitting patient data.

Unilab's  net  revenue   will  be   diminished   if  payors  do  not   authorize
reimbursements for its services.

        There have been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services. Third party payors, including MediCal and Medicare, are challenging the prices charged for medical products and services. In addition, government and other third party payors increasingly are limiting both coverage and the level of reimbursement for the Company's tests. If government and other third party payors do not provide adequate coverage and reimbursement for the tests, the Company's net revenue may decline.

A purported class action has been filed against the Company and the board of directors in connection with Unilab's November 1999 recapitalization. It is not possible to predict the likelihood of a favorable or unfavorable outcome.

        On November 4, 1999, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and the board of directors by certain former stockholders, seeking compensatory damages, prejudgment interest, expenses on behalf of the class of shareholders and a preliminary injunction against the November 1999 recapitalization. The complaint alleges among other things, that the proxy statement relating to the recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the recapitalization amounted to a breach of the fiduciary duties owed to stockholders by the Company's directors. Plaintiffs and defendants negotiated a settlement in principle of the action, subject to completion of confirmatory discovery and definitive documentation relating to the settlement and court approval. However, on November 15, 2000, plaintiffs announced they would not agree to consummate the settlement. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

Professional liability litigation can be costly to defend, may harm Unilab's reputation and result in large damage awards, which the Company's insurance may not adequately cover or which may make it more expensive or difficult to obtain insurance in the future.

         As a provider of clinical laboratory testing services, Unilab is subject in the normal course of business to lawsuits involving alleged negligence in performing laboratory tests and other similar legal claims. These lawsuits can be costly to defend and involve claims for substantial damages. The Company maintains insurance which is believed to be adequate to cover Unilab's exposure to professional liability claims. However, the current insurance may not be adequate and the Company may not be able to obtain adequate insurance at an acceptable cost in the future. Professional liability lawsuits could also have an adverse effect on the client base by damaging the Company's reputation.

Any failure in Unilab's information technology systems could significantly increase testing turn-around time, reduce the Company's production capacity and otherwise disrupt operations. Any of these circumstances could reduce customer base and result in lost revenue.

         The Company's laboratory operations depend, in part, on the continued and uninterrupted performance of the Company's information technology systems. The significant growth Unilab has experienced in California through its acquisitions has necessitated continued expansion and upgrading of its information technology infrastructure. Sustained system failures or interruption in one or more of the Company's laboratory operations could disrupt the Company's ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. The Company's business, results of operations and financial condition could be adversely affected by a system failure.

         The Company's computer systems are vulnerable to damage or interruption from a variety of sources, including telecommunication failures, electricity brownouts or blackouts, malicious human acts and natural disasters. Moreover, despite network security measures, some of the Company's servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions Unilab has taken, unanticipated problems affecting the Company's systems could cause interruptions in the information technology systems. Unilab's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures in the systems.

If a catastrophe strikes Unilab's clinical laboratory facilities or if the Company experiences sustained interruptions in electrical service, the Company may be unable to serve its clients in a timely manner, if at all.

         The Company's clinical and processing facilities may be affected by catastrophes such as earthquakes or by sustained interruptions in electrical service. Earthquakes are of particular significance because the Company's clinical laboratory facilities are located in California, an earthquake-prone area. Interruptions in electrical service are also of particular concern since the Company operates in California, which is experiencing significant problems with its electricity systems. If Unilab's existing clinical laboratory facilities or equipment were affected by natural disasters or electrical brownouts or blackouts, the Company would be unable to process clients' samples in a timely manner and unable to operate the business in a commercially competitive manner. The Company carries earthquake insurance with coverage in an amount of up to $10.0 million per year. Despite this precaution, there is no assurance that Unilab could recover quickly from a serious earthquake or other disaster.

Unilab's principal stockholders, Kelso Investment Associates VI, LP and KEP VI, LLC, have significant control over the Company. This means that principal stockholders could cause the Company to act, or refrain from acting, in a way that minority stockholders do not believe is in their best interest.

         Kelso Investment Associates VI, LP and KEP VI, LLC beneficially own approximately 64.3% of the outstanding shares of the Company's common stock. The Kelso affiliates and designees will be able to elect all of the Company's directors, appoint new management and approve any action requiring the approval of stockholders, including amendment of the Company's certificate of incorporation and mergers or sales of substantially all of the Company's assets. The directors elected by the Kelso affiliates and designees will be able to make decisions affecting the Company's capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. The interests of Kelso and its affiliates could conflict with your interests. Because of their large percentage of ownership, these Kelso affiliates will have significant control over the Company's management and policies. This may have the effect of deterring hostile takeovers, delaying or preventing change in control or changes in management, or limiting the ability of stockholders to approve transactions that they may deem to be in their best interests.

Unilab's quarterly operating results have varied in the past and may vary in the future.

         If the Company's quarterly net revenue and operating results fall below the expectations of securities analysts and investors, the market price of the Company's common stock could fall substantially. Operating results vary depending on a number of factors, many of which are outside the Company's control, including:

     o    demand for tests;

     o    loss of a significant client contract;

     o    new test introductions by competitors;

     o    changes in the Company's pricing policies or those of competitors;

     o    the hiring and retention of key personnel;

     o    wage and cost pressures;

     o    changes in fuel prices or electrical rates;

     o    costs related to acquisitions of technologies or businesses; and

     o    seasonal and general economic factors.


The price of Unilab's common stock may be volatile and this may adversely affect its stockholders.

     The price at which the Company's common stock will trade may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory and other healthcare service companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class-action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert Unilab's management's attention and resources from the operation of the Company's business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

     As of June 30, 2001, the Company had borrowings of $105.0 million under a $185.0 million credit facility. The credit facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Interest on amounts borrowed under the credit facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. For every one-half percent rise in interest rates on the Company's variable note obligations held at June 30, 2001, interest expense would increase by $0.5 million annually.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             See Note 8 to the interim financial statements for information regarding the status of government investigations and private claims.

Item 2.      Changes in Securities and Use of Proceeds

             (a) Not applicable;

             (b) Not applicable;

             (c) Not applicable;

             (d) Not applicable;

             (e) On June 5, 2001, the Company amended the 2000 Executive Stock Option Plan to adjust the vesting provisions of Class B performance options that have been granted to employees. Under the 2000 Plan, as amended, these Class B options converted to Class C options and vest in three discrete tranches contingent upon:

          o the price of the Company's common stock exceeding a defined average closing price threshold over all of the consecutive trading days within a six month calendar period (certain exclusions may apply if vesting occurs in connection with the announcement of a transaction pursuant to which the Company may be acquired), and a minimum price on the last trading day of such six month calendar period;

          o the holder of the Class C option being a director, officer or employee of Unilab or any Unilab subsidiary on the vesting date; and

          o the defined average closing price thresholds for the granted and outstanding options are $17.79 for 770,223 options, $22.54 for 599,064 options and $27.88 for 495,927 options.

          On June 29, 2001, the Company amended the 2000 Plan to accelerate the vesting of the Class A service options held by the Company's non-employee consultants.

         The Company has not amended the vesting provisions of any Class B performance options held by the Company's consultants. Class B options held by consultants will continue to vest upon the occurrence of an exit event and Kelso's realization of a certain minimum return on its investments in the Company.

             (f) On June 6, 2001, the Company completed an initial public offering of common stock, $.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-60154) that was declared effective by the Securities and Exchange Commission on June 5, 2001. The offering commenced on June 6, 2001 where all 6,700,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The managing underwriters were Salomon Smith Barney, Credit Suisse First Boston and U.S. Bancorp Piper Jaffray. The Underwriters exercised an overallotment option of 1,005,000 shares on June 8, 2001. All 1,005,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotments was $123.3 million. In connection with the offering, the Company incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $10.4 million. The Company received net proceeds from the offering of approximately $112.9 million.

             The Company primarily used the proceeds to pay down a portion of debt and related offering expenses.

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

              Exhibit 10.0 - Amendment to the Unilab Corporation 2000 Executive Stock Option Plan.

              Exhibit 99.1 - Press Release, dated August 1, 2001 announcing second quarter earnings results.

             (b) Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNILAB CORPORATION


                                       By:  /s/ Brian D. Urban
                                          -----------------------------------
Date:  August 10, 2001                 Brian D. Urban
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer