Form 10-Q
period 2001-09-30
UNILAB CORP /DE/
filed 2001-11-13
CIK 899714

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        The SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF The SECURITIES EXCHANGE ACT 1934

Commission File Number 0-22758


                               UNILAB CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                       95-4415490
  ----------------------                      -----------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                                Number)



 18448 Oxnard Street, Tarzana, California                    91356
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


        Yes      X                                        No


As of November 9, 2001, 33,434,008 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 29


                               UNILAB CORPORATION

           Form 10-Q for the Quarterly Period Ended September 30, 2001

                                      INDEX

                                                                            Page

Part I         FINANCIAL INFORMATION:

   Item 1.     Financial Statements

               Balance Sheets - September 30, 2001
               and December 31, 2000                                          3

               Statements of Operations -
               Three and nine month periods ended September 30, 2001
               and September 30, 2000                                         4

               Statements of Cash Flows -
               Nine month periods ended September 30, 2001
               and September 30, 2000                                         5

               Notes to Financial Statements                                  6

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 11

   Item 3.     Quantitative and Qualitative Disclosures about Market Risks   26


Part II        OTHER INFORMATION:

   Item 1.     Legal Proceedings                                             27

   Item 2.     Changes in Securities and Use of Proceeds                     27

   Item 3.     Defaults Upon Senior Securities                               28

   Item 4.     Submission of Matters to a Vote of Security Holders           28

   Item 5.     Other Information                                             28

   Item 6.     Exhibits and Reports on Form 8-K                              28

               Signatures                                                    29



                               UNILAB CORPORATION
                                 BALANCE SHEETS
                                 --------------
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    ----------------------------------------
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    ------------
Assets
Current assets:
Cash and cash equivalents                           $     17,991   $      2,593
Accounts receivable, net                                  67,642         62,860
Inventory of supplies                                      4,705          4,427
Deferred tax assets                                       12,658         15,031
Prepaid expenses and other current assets                  2,455          1,428
                                                    ------------   ------------
     Total current assets                                105,451         86,339
Property and equipment, net                               13,497         12,595
Deferred tax assets                                       34,375         34,408
Goodwill, net                                             92,504         91,499
Other intangible assets, net                                 730          1,177
Other assets                                               6,492          9,893
                                                    ------------   ------------
                                                    $    253,049   $    235,911
                                                    ------------   ------------
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current portion of long-term debt                   $      6,381   $      7,142
Accounts payable and accrued liabilities                  25,335         21,198
Accrued payroll and benefits                              10,786         10,693
                                                    ------------   ------------
     Total current liabilities                            42,502         39,033
                                                    ------------   ------------
Long-term debt, net of current portion                   197,817        303,318
Other liabilities                                          5,401          5,996
Commitments and contingencies
Shareholders' equity (deficit):
     Preferred stock, no par value; Authorized 15,000
     shares; none
     Issued                                                    -              -
     Common stock, $.01 par value; Authorized 60,000
     shares; Issued and Outstanding - 33,209 at
     September 30 and 25,504 at December 31                  332            255
     Additional paid-in capital                          267,762        153,600
     Accumulated deficit                                (260,765)      (266,291)
                                                    ------------   ------------
     Total shareholders' equity (deficit)                  7,329       (112,436)
                                                    ------------   ------------
                                                    $    253,049   $    235,911
                                                    ------------   ------------
   The accompanying notes are an integral part of these financia lstatements.



                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
                            ------------------------
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
         --------------------------------------------------------------
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,            September 30,
                                                          2001         2000        2001         2000
                                                        ---------    ---------   ---------    ---------
Revenue                                                $  99,018    $  87,596   $ 293,258    $ 251,156
                                                        ---------    ---------   ---------    ---------
Direct Laboratory and Field Expenses
    Salaries, wages and benefits                          28,931       25,912      86,379       74,015
    Supplies                                              14,273       12,367      41,821       36,133
    Other operating expenses                              22,258       20,410      66,146       59,633
                                                        ---------    ---------   ---------    ---------
                                                          65,462       58,689     194,346      169,781
Selling, general and administrative expenses              12,550       11,280      37,582       32,890
Legal and other non-recurring charges                       --           --         5,450         --
Stock-based compensation charges                            --           --         1,505         --
Amortization and depreciation                              3,965        3,302      11,293        9,363
                                                        ---------    ---------   ---------    ---------
    Total Operating Expenses                              81,977       73,271     250,176      212,034
                                                        ---------    ---------   ---------    ---------
Operating Income                                          17,041       14,325      43,082       39,122
Interest expense, net                                      5,367        9,441      22,617       28,116
                                                        ---------    ---------   ---------    ---------
Income before Income Taxes and
Extraordinary Item                                        11,674        4,884      20,465       11,006
Tax Provision                                              4,902        2,051       8,594        4,622
                                                        ---------    ---------   ---------    ---------
Income before Extraordinary Item                           6,772        2,833      11,871        6,384
Extraordinary Item - loss on early extinguishments
of debt, net of tax benefit of $3,963 and $4,363
for the three and nine months ended September 30,
2001, respectively                                         5,763         --         6,345         --
                                                        ---------    ---------   ---------    ---------
Net Income                                             $   1,009    $   2,833   $   5,526    $   6,384
                                                        ---------    ---------   ---------    ---------

Basic Net Income (Loss) Per Share:
Income Before Extraordinary Item                       $    0.20    $    0.11   $    0.41    $    0.25
Extraordinary Item                                     $   (0.17)        --     $   (0.22)        --
Net Income                                             $    0.03    $    0.11   $    0.19    $    0.25

Diluted Net Income (Loss) Per Share:
Income Before Extraordinary Item                       $    0.19    $    0.11   $    0.40    $    0.25
Extraordinary Item                                     $   (0.16)        --     $   (0.21)        --
Net Income                                             $    0.03    $    0.11   $    0.19    $    0.25

Weighted Average Shares Outstanding:
Basic                                                     33,209       25,491      28,806       25,434
Diluted                                                   34,750       25,569      29,639       25,512

   The accompanying notes are an integral part of these financial statements.



                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                  ---------------------------------------------
                             (amounts in thousands)
                                   (Unaudited)


                                                              Nine months ended
                                                                September 30,

                                                           2001             2000

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                               $   5,526    $   6,384
Adjustments to reconcile net income to
net cash provided by operating activities:
     Amortization and depreciation                          11,293        9,363
     Provision for doubtful accounts                        21,287       18,242
     Stock-based compensation charges                        1,505         --
     Loss on early extinguishments of debt                   6,345         --
     Loss on disposals of property and equipment                32         --
Net changes in assets and liabilities affecting
operations, net of acquisitions:

     Increase in Accounts receivable                       (25,769)     (27,045)
     (Increase) decrease in Inventory of supplies             (278)         384
     Increase in Prepaid expenses and other current
     assets                                                 (1,027)        (261)
     Decrease in Deferred tax assets                         6,769        4,622
     Decrease in Other assets                                  294          292
     Increase in Accounts payable and accrued
     liabilities                                             4,261        1,943
     Increase in Accrued payroll and benefits                  624          727
     Other                                                     838          952
                                                          ---------    ---------
     Net cash provided by operating activities              31,700       15,603
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under credit facility                         --          7,000
     Payments of third party debt                         (107,784)      (2,477)
     Premium paid in connection with the retirement of
     the senior subordinated notes                          (6,917)        --
     Proceeds from issuance of common stock,
     net of expenses                                       112,734          585
                                                          ---------    ---------
     Net cash provided (used) by financing activities       (1,967)       5,108
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                   (6,075)      (3,882)
     Payments for acquisitions, net of cash acquired        (8,260)     (17,138)
                                                          ---------    ---------
     Net cash used by investing activities                 (14,335)     (21,020)
                                                          ---------    ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        15,398         (309)

CASH AND CASH EQUIVALENTS - Beginning of Period              2,593       12,557
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS - End of Period                   17,991    $  12,248
                                                          ---------    ---------

   The accompanying notes are an integral part of these financial statements.


                               UNILAB CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared by Unilab Corporation ("Unilab" or "the Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and
        Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial information is not necessarily an indication of the results that may be expected for the entire year.

        One June 5, 2001, the initial public offering ("IPO") of the Company's common stock was declared effective by the SEC (See Note 5).

        The accompanying interim financial statements and related notes should be read in conjunction with the audited financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

2.      Acquisition

        On July 21, 2001, the Company and Medical Arts Clinical Laboratories ("MACL") signed an asset purchase agreement whereby Unilab acquired certain assets of MACL. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of MACL since July 21, 2001.

        The purchase price allocation is pending final determination of certain acquired intangibles. In addition, a contingent payment may be made to the buyer in November 2002 for up to $1.0 million if annualized cash receipts are above $4.5 million.

3.      Net Income Per Share

        Basic net income per common share has been computed by dividing the net income by the weighted average number of common shares outstanding for each period presented.

        Diluted net income per share includes the effect of additional common shares that would have been outstanding if potential dilutive common shares had been issued. For the three and nine month periods ended September 30, 2000, the weighted average number of dilutive stock options were 0.1 million which had no effect on the diluted net income per share calculation. For the three and nine month periods ended September 30, 2001, the weighted average number of dilutive stock options were 1.5 million and 0.8 million, respectively, which had no effect on diluted net income per share calculation.

4.      Early Extinguishment of Debt

        With certain of the proceeds from the IPO, on June 11, 2001, the Company repaid $15.0 million of the Term A and $34.2 million of the Term B bank loans and wrote-off $1.0 million in related deferred financing costs. The $1.0 million in deferred financing costs, net of $0.4 million in taxes was recorded as an extraordinary loss from the early extinguishment of debt of $0.6 million in the second quarter of 2001.

        On July 9, 2001, $54.3 million in principal of the $155.0 million in 12.75% senior subordinated notes due October 2009 was repaid with proceeds from the IPO, which represents 35% of the outstanding notes. In order to retire such debt, the Company paid a premium of $6.9 million and additionally wrote-off $1.4 million in note discount and $1.4 million in deferred financing costs. The retirement premium and write-off of the note discount and deferred financing costs, which totaled $9.7 million, is shown as an extraordinary item, net of tax, in the amount of $5.8 million in the statement of operations for the three months ended September 30, 2001.

5.      Initial Public Offering, Increase in Authorized Shares and Reverse
        Stock Split

        On June 6, 2001, the Company completed an IPO of common stock, $.01 par value. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-60154) that was declared effective by the SEC on June 5, 2001. The offering commenced on June 6, 2001 where 6,700,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters exercised an overallotment option of 1,005,000 shares on June 8, 2001. All 1,005,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment, was $123.3 million. In connection with the IPO, the Company incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $10.6 million. The Company received net proceeds from the IPO of approximately $112.7 million. The net proceeds were primarily used to repay debt and pay $2.5 million in consideration for the termination of annual fees for financial advisory services from Kelso & Company ("Kelso"), the Company's majority shareholder. The $2.5 million paid to Kelso has been recorded as a non-recurring charge in the second quarter of 2001.

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

6.      2001 Stock Option Plan

        On May 15, 2001 the Company adopted, and on May 16, 2001 the shareholders approved the Unilab Corporation 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is intended to promote the interests of Unilab and its stockholders by providing officers and other employees with appropriate incentives to encourage them to enter into and continue in the Company's employ and to acquire a proprietary interest in the equity success of Unilab; to provide incentives to the Company's non-employee directors that are directly linked to increases in stock value; and to reward the performance of individual officers, other employees, consultants and non-employee directors in fulfilling their personal responsibilities for long-range achievements.

        The Company has reserved 500,000 shares of common stock for issuance under the 2001 Plan. The number of shares reserved for issuance is generally subject to equitable adjustment upon the occurrence of any stock dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, combination, repurchase, or share exchange, or other similar corporate transaction or event. No option holder shall have any rights with respect to the shares covered by an award under the 2001 Plan until the shares have been reduced to such person's possession. As of September 30, 2001, 20,000 options have been granted under the 2001 Stock Option Plan.

7.      Amendments to 2000 Executive Stock Option Plan

        In 2000, the Company adopted an Executive Stock Option Plan (the "Plan") for certain key employees. The Plan was designed to attract and retain key employees of the Company. The Plan authorizes the issuance of voting common stock to officers and key employees under terms and conditions set by the Company's Board of Directors. The Plan initially provided for two types of options (Class A and Class B options) that vest as specified by the stock option agreements as follows: (1) in three equal installments on each of the first three anniversaries of the closing of the recapitalization transaction on November 23, 1999 or on grant date if after November 23, 1999 (Class A options); and (2) based on the occurrence of an exit event (as defined) and achievement of certain share price exit values (Class B options). All options will expire 10 years from the closing of the recapitalization transaction or from grant date if after November 23, 1999.

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

        o the holder of the Class C option being a director, officer or employee of Unilab or any Unilab subsidiary on the vesting date; and

        o the defined average closing price thresholds for the granted and outstanding options are $17.79 for 760,974 options, $22.54 for 591,870 options and $27.88 for 489,972 options.

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

        On October 17, 2001, to assure consistency among new option grants, the Company amended the 2000 Plan so as to allow options granted under that plan to be in accordance with the Company's 2001 Stock Option Plan.

8.      Commitments and Contingencies

        In May 1999, Unilab learned of a federal investigation under the False Claims Act relating to the Company's billing practices for certain test procedures including:

        o apolipoprotein in conjunction with coronary risk panel assessments; and

        o   microscopic evaluation in conjunction with urinalysis.

        In cooperation with the government, the Company completed the process of gathering and submitting pertinent documentation to the Department of Justice. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment of approximately $2.8 million. Although the Company disputes the claims that are the subject of the investigation and hopes to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, the Company has recorded in the second quarter of 2001 a legal charge of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

        On November 4, 1999, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and the board of directors by certain former stockholders, seeking compensatory damages, prejudgment interest, and expenses on behalf of the class of shareholders, and a preliminary injunction against the merger. The complaint alleges, among other things, that the proxy statement relating to the November 1999 recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the merger of UC Acquisition Sub, Inc., the acquisition vehicle established by Kelso, the Company's majority shareholder, into the Company amounted to a breach of the fiduciary duties owed to stockholders by the Company's directors. Although plaintiffs and defendants negotiated a settlement to dismiss the action with prejudice, subject to completion of confirmatory discovery, completion of definitive documentation relating to the settlement, and court approval, on November 15, 2000, plaintiffs announced they no longer agree to consummate the settlement. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

        The Company is a party to various legal proceedings arising in the ordinary course of its business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that adverse determinations in any or all such proceedings will have a material adverse effect upon the Company's financial condition, liquidity or results of operations.

9.      Recent Accounting Pronouncements

        On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001, which resulted in not recognizing goodwill amortization expense on the acquisition of MACL effective July 21, 2001.

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

10.     Subsequent Event - Related Party Transaction

        Pursuant to surviving provisions of the Stockholders' Agreement related to the Company's November 1999 Recapitalization, during October 2001, the Company filed a registration statement relating to the sale of 7.5 million shares by Kelso Investment Associations VI, LP and KEP VI, LLC (collectively "Kelso"), and 1.7 million shares by certain other selling stockholders. Certain other selling stockholders exercised 0.2 million employee stock options, which are included in the 1.7 million noted above, and sold the shares in this offering. Following such sales, Kelso's ownership percentage decreased to 41.4% from 64.3%. Unilab did not receive any proceeds from the sale of shares by the selling stockholders. In connection with this sale, Kelso and the other selling stockholders paid the underwriting discount costs and Unilab paid the other offering expenses expected to approximate $1.1 million.

11.     Supplemental Disclosure of Cash Flow Information


                                                 Nine months ended September 30,
                                                       2001           2000
        (amounts in thousands)

       Cash paid during the period for:
               Interest, net                      $   20,625      $   21,507
               Income taxes                       $    1,880      $      101

Item 2.

    Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                              Results of Operations

     Three and Nine Month Periods Ended September 30, 2001 Compared with the

              Three and Nine Month Periods Ended September 30, 2000

        Revenue

        Revenue increased to $99.0 million and $293.3 million for the three and nine month periods ended September 30, 2001 from $87.6 million and $251.2 million for the comparable prior year periods, representing increases of $11.4 million or 13.0% and $42.1 million or 16.8%, respectively. Approximately $2.1 million and $8.8 million of the increases for the three and nine month periods ended September 30, 2001 were attributable to revenue generated from the acquisitions of Southern California Clinical Laboratories, LLC ("SCCL") effective March 17, 2000, Pathology Associates Laboratories ("PAL") effective August 11, 2000 and Medical Arts Clinical Laboratories, Inc. ("MACL") effective July 21, 2001. Exclusive of the acquired SCCL, PAL and MACL businesses, revenue increased $9.4 million and $33.3 million for the respective periods, primarily the result of increases in reimbursement levels of $2.4 million and $4.9 million, respectively, and additional specimen volume generating $7.0 million and $28.4 million, respectively.

        The Company experienced a 2.5% and 1.7% increase, exclusive of the acquired SCCL, PAL and MACL businesses, in the average reimbursement received for each specimen processed during the three and nine month periods ended September 30, 2001 versus the comparable prior year periods. The increases in reimbursement levels are primarily due to increases in rates charged to managed care clients, the conversion of the Company's Pap Smear testing to the Thin Prep technology and higher reimbursement from insurance carriers. Exclusive of the acquired SCCL, PAL and MACL businesses, the Company experienced an 8.0% and 11.3% increase in the number of specimens processed in the core business during the three and nine month periods ended September 30, 2001 versus the comparable prior year periods. The volume increase was the result of a more favorable mix between new physician accounts, additional volume from existing clients and a couple of new or expanded independent practice association contracts.

        Salaries, Wages and Benefits

        Salaries, wages and benefits increased to $28.9 million and $86.4 million for the three and nine month periods ended September 30, 2001 from $25.9 million and $74.0 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 29.2% for the three month period ended September 30, 2001 and was consistent at 29.5% for the nine month period ended September 30, 2001 from 29.6% and 29.5% for the comparable prior year periods. The percentage decrease for the three months ended September 30, 2001 compared to the comparable prior year period resulted from the economies of scale associated with processing a significantly higher specimen volume (9.5% volume increase including the effect of the MACL and PAL acquisitions) without the same corresponding increase in headcount offset by wage pressures in the Company's San Jose operations, which started in the second quarter of 2000, and wage adjustments for cytologists, phlebotomists, information system personnel and couriers throughout the year ended December 31, 2000. Furthermore, increases in health insurance premiums and in the Company's matching contributions to participant's 401k accounts also contributed to the rise. Effective January 1, 2001, the Company increased the Company match to 100% on the first 4.0% of pre-tax contributions from a 25.0% match on the first 4.0% of pre-tax contributions that was in effect last year. Since the matching contributions were increased, the Company has seen an increase in the employee participation rate in the 401k Plan.

        While the Company has seen some easing of wage pressures in the California market from last year, the Company did make some wage adjustments in late third quarter/early fourth quarter 2001 for medical technologists where the supply of qualified personnel continues to be tight.

        Supplies Expense

        Supplies expense increased to $14.3 million and $41.8 million for the three and nine month periods ended September 30, 2001 from $12.4 million and $36.1 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 14.4% and decreased to 14.3% for the three and nine month periods ended September 30, 2001 from 14.1% and 14.4% for the comparable prior year periods. For the first nine months of the year, the Company's supply cost per specimen has been roughly equal to the cost per specimen in the prior year nine month period, in spite of the fact that the use of the Thin Prep Pap Smear technology, which started late last year, is more costly. While the Company has been able to offset most of the increased cost from the Thin Prep kits with other vendor price reductions and efficiency improvements, the Company does expect supply costs will increase going forward as more of the Pap Smears convert to the Thin Prep technology. However, it is anticipated that the additional reimbursement received from this enhanced testing will more than offset the increased supply cost.

        Other Operating Expenses

        Other operating expenses increased to $22.3 million and $66.1 million for the three and nine month periods ended September 30, 2001 from $20.4 million and $59.6 million for the comparable prior year periods. As a percentage of revenue, other operating expenses decreased to 22.5% and 22.6% for the three and nine month periods ended September 30, 2001 from 23.3% and 23.7% for the comparable prior year periods. The percentage decreases were attributable to a 3.2% and 7.3% reduction for the respective periods, on a per specimen basis, in third party reference laboratory fees and the economies of scale and efficiencies gained from the operating leverage of the existing infrastructure.

        Selling, General and Administrative Expense

        Selling, general and administrative expenses increased to $12.6 million and $37.6 million for the three and nine month periods ended September 30, 2001 from $11.3 million and $32.9 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 12.7% and 12.8% for the three and nine month periods ended September 30, 2001 from 12.9% and 13.1% for the comparable prior year periods. The percentage decreases reflect the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

        Legal and Other Non-Recurring Charges

        In May 1999, Unilab learned of a federal investigation under the False Claims Act relating to the Company's billing practices for certain test procedures including:

        o apolipoprotein in conjunction with coronary risk panel assessments; and

        o  microscopic evaluation in conjunction with urinalysis.

        In cooperation with the government, the Company completed the process of gathering and submitting pertinent documentation to the Department of Justice. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment of approximately $2.8 million. Although the Company disputes the claims that are subject of the investigation and hopes to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, the Company has recorded in the second quarter of 2001 a legal charge of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

        In addition, the Company also recorded in the second quarter of 2001 a non-recurring charge of $2.5 million paid to Kelso, the Company's majority shareholder, in consideration for the termination of annual fees for financial advisory services provided to the Company. This amount was paid out of the $112.7 million in net IPO proceeds (see Note
        5).

        Stock-Based Compensation Charges

        On June 29, 2001, the Company accelerated the vesting of service options issued to consultants and recorded non-cash charges totaling $1.5 million in the first half of 2001. These amounts were offset as adjustments to additional paid-in capital in the balance sheet. While the Company has recorded any remaining non-cash compensation expenses for consultant options under their current agreements, it is likely that as early as the fourth quarter of 2001, the Company may need to record a significant non-cash stock-based compensation charge for employees performance options which vest at three different levels depending on the stock price. For example, at a $23 stock price, the first two tranches of the employee performance options would vest in the fourth quarter and the resultant charge would approximate $23.1 million. In addition, expense for the one remaining tranche of performance options still have to be recognized in the future. Any ultimate charge is difficult to determine since the expense is based on a future stock price.

        Amortization and Depreciation

        Amortization and depreciation expense increased to $4.0 million and $11.3 million for the three and nine month periods ended September 30, 2001 from $3.3 million and $9.4 million for the comparable prior year periods. The increases were primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the SCCL and PAL acquisitions, and higher depreciation charges for fixed asset purchases.

        EBITDA

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $11.3 million and $43.7 million for the three and nine month periods ended September 30, 2001, compared to $17.6 million and $48.5 million for the comparable prior year periods, representing a 36.0% and 9.9% decrease, respectively over the comparable prior year periods. Adjusting EBITDA for legal and other non-recurring charges, stock-based compensation charges and extraordinary loss on extinguishment of debt, adjusted EBITDA for the three and nine month periods ended September 30, 2001 would have been $21.0 million and $61.3 million respectively.

        EBITDA is presented because it is a widely accepted financial indicator of a company's ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity or performance in accordance with accounting principles generally accepted in the United States of America. EBITDA as presented may not be comparable to similarly captured measures used by other companies.

        Interest Expense

        Net interest expense decreased to $5.4 million and $22.6 million for the three and nine month periods ended September 30, 2001 compared to $9.4 million and $28.1 million for the comparable prior year periods. The decreases were attributable to a combination of lower debt balances due to a significant paydown of debt from proceeds received from the IPO, regularly scheduled principal payments and lower interest rates.

        Tax Provision

        The Company maintained an effective tax rate of approximately 42% in the three and nine months ended September 30, 2001 and 2000.

        Liquidity and Capital Resources

        Net cash provided by operating activities was $31.7 million for the nine months ended September 30, 2001 and reflects an increase of $16.1 million over the nine months ended September 30, 2000 when net cash provided by operating activities was $15.6 million. The increase in cash flow from operations primarily resulted from improved earnings, before non-recurring charges, amortization and depreciation, and the accrued expense for the federal billing investigation and increase in cash collections on accounts receivable.

        Net cash used by financing activities was $2.0 million for the nine months ended September 30, 2001, resulting from the net proceeds of the Company's IPO of $112.7 million offset by repayment of $54.3 million principal amount of senior subordinated notes at a redemption price of $61.2 million and $49.2 million of Term A and Term B bank loans (see
        Note 4 ) from the proceeds received from the IPO and $4.3 million in scheduled principal repayments under debt and capital lease obligations.

        Net cash used by investing activities was $14.3 million for the nine months ended September 30, 2001, resulting from $8.2 million paid for acquisitions and fixed asset additions of $6.1 million. In the second quarter the Company entered into an agreement to purchase approximately $2.8 million of equipment from a vendor that used to be accounted for on a per use or per click basis. The Company believes this transaction will have a small positive impact on its income statement in 2001. The $2.8 million purchase will be paid for over twenty four months and increases the Company's expected capital expenditures for 2001 from $6.0 million to approximately $8.8 million, even though the equipment will be paid ratably over a twenty four month period. For the nine months ended September 30, 2001, the Company's capital expenditures were $6.1 million. Excluding the $2.8 million purchase, capital expenditures would have been $3.3 million.

        The Company has $18.0 million of cash and cash equivalents at September 30, 2001. Each April 1 and October 1 of every year through 2009, approximately $6.4 million of interest is due on $100.8 million of senior notes outstanding. The October 1, 2001 payment was made from cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at September 30, 2001, the cash flow expected from operations, and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate for the Company to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

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

        The healthcare industry has been undergoing significant changes as third-party payors, such as Medicare, Medicaid, managed care organizations and insurers, increase their efforts to control the cost of healthcare services, including clinical laboratory services. As a result of payors' cost-reduction efforts, the amounts the Company receives through reimbursements for testing services have been reduced. In addition, payors have limited the number and types of tests that they will fully reimburse in particular medical circumstances. In1998, 1999 and 2000, the Company derived approximately 25%-30% of revenue from tests performed for beneficiaries of Medicare and Medicaid. Because the law generally requires clinical laboratories to accept a Medicare and Medicaid reimbursement amounts as payment in full, when these payors unilaterally reduce the fees they are willing to pay for services, the Company usually has no choice but to accept the reduced payments. Cost-reduction efforts by Medicare, Medicaid, managed care organizations and insurers have had and may continue to have a material adverse effect on the Company's revenues and profitability. The Company expects additional efforts in the future by payors to reduce their healthcare costs, and if these efforts succeed, revenues and profitability could suffer further.

        The continued importance of the managed care sector could have a negative impact on profitability.

        The Company believes that California has among the highest enrollment rates in managed care plans of any state in the United States, with approximately 52% of the population covered at the end of 1999. The Company has historically experienced declines in average revenue per patient specimen processed as managed care organizations strengthened their presence in the California healthcare insurance market. The importance of the managed care sector presents challenges that could continue to have a material effect on the Company's financial condition, results of operations and cash flow. These challenges include:

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

        o Pricing History. Clinical laboratory companies, including Unilab, historically have competitively priced their agreements with managed care organizations. The laboratory companies expected to have the opportunity, based upon patient and physician convenience, to perform not only the testing covered under the contract, but also higher priced fee-for-service testing relating to non-managed care patients of participating physicians. As the number of patients under managed care organizations increased, however, less fee-for-service business was available to augment the lower margin managed care business. Furthermore, physicians became increasingly affiliated with more than one managed care organization, and, therefore, a clinical laboratory might receive little, if any, additional fee-for-service testing from them. If physicians elect not to consolidate their managed care and fee-for-service laboratory testing with Unilab to the extent they did when the Company entered into the managed care agreements, revenues and profitability could be negatively affected.

        o Recent Bankruptcies During 2000, a number of independent physician associations in California went through bankruptcy. This trend may continue and may result in declines in the volume of tests that the Company performs for independent physician associations until patients are assigned to another health care provider. This development has reduced and, in the future, could reduce the Company's revenues from independent physician associations.

        o Ongoing Value of Managed Care Agreements. As part of the Company's strategy and ongoing sales efforts, the Company reviews managed care agreements to better align pricing with the level of service Unilab provides. To the extent the Company attempts to renegotiate these agreements, the Company may not be able to maintain agreements with managed care providers, and even if the Company does, may be unable to renegotiate them in a way that is favorable to the Company and to realize increased reimbursement rates.

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

        Some of the Company's marketing and billing practices have been subject to federal and state investigations and related legal claims. This has resulted, and in the future may result, in facing penalties and changes in the conduct of the Company's business.

        Unilab settled federal and California investigations of some of the Company's past marketing and billing practices in 1993 and 1996 for an aggregate amount of $7.2 million. In connection with these government settlements, the Company voluntarily implemented a more formal and comprehensive compliance program to review billing procedures and other compliance matters.

        In November 1999, without any admission of wrongdoing, the Company reached a settlement with a group of thirteen insurance companies in the amount of $0.6 million in connection with claims related to the Company's prior settlement agreement with the federal government.

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

        o place the Company at a competitive disadvantage to competitors with less debt; and

        o restrict the Company's ability to pay dividends, repurchase or redeem capital stock or debt, merge or consolidate with another entity.

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

        The process of integrating operations of acquired businesses, including their personnel, could cause interruptions to the Company's business, including that of the acquired businesses. Employees who may be key to the integration effort or the ongoing operations may choose not to continue to work for the Company following the closing of the acquisitions. Further, the process of integration may require a disproportionate amount of time and attention of the Company's management, which may distract management's attention from its day-to-day responsibilities. For the above reasons, it is possible that the Company may not realize all or any of the anticipated benefits of an acquisition, either at all or in a timely manner. If that happens and the Company incurs significant costs, it could have a material adverse impact on business.

        In addition, any interruption or deterioration in service resulting from an acquisition may result in a client's decision to stop using Unilab for clinical laboratory testing. The Company performs most clinical laboratory testing under arrangements that are terminable at will or on short notice.

        Unilab operates in an intensely competitive environment which could cause the Company to lower prices, resulting in reduced revenues and profit margins, or to lose market share.

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

        Unilab's success is dependent in part on the efforts of key members of the Company's management team. The loss of their services could materially adversely affect the Company's business, financial condition, results of operations or prospects. The Company does not currently maintain key person life insurance on any of its key employees. The success of the Company's clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals who perform its clinical laboratory testing or billing services. The competition for skilled professionals is intense. The loss of healthcare professionals or the inability to recruit these individuals in the Company's markets could adversely affect its ability to operate business efficiently and profitably and could harm its ability to maintain the Company's desired level of client service.

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

        Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the U.S. Secretary of Health and Human Services to develop regulations to protect the security and privacy of individually identifiable health information that is electronically transmitted and received or transmitted and maintained in any other form or medium. The U.S. Secretary of Health and Human Services has published regulations under HIPAA that would protect the security and privacy of individual health information that is transmitted or received, electronically, such as over the Internet. When these regulations become effective, they will require holders or users of protected identifiable health information to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for civil or criminal fines and penalties. Compliance with the HIPAA rules could require the Company to spend substantial sums, which could negatively impact its profitability. Unilab cannot predict the total financial or other impact of these regulations on the Company.

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

        The Company's computer systems are vulnerable to damage or interruption from a variety of sources, including telecommunication failures, electricity brownouts or blackouts, malicious human acts and natural disasters. Moreover, despite network security measures, some of the Company's servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions Unilab has taken, unanticipated problems affecting the Company's systems could cause interruptions in the information technology systems. Unilab's insurance policies may not adequately compensate the Company for any losses that may occur due to failures in the systems.

        If a catastrophe strikes Unilab's clinical laboratory facilities or if the Company experiences sustained interruptions in electrical service, the Company may be unable to serve its clients in a timely manner, if at all.

        The Company's clinical and processing facilities may be affected by catastrophes such as earthquakes or by sustained interruptions in electrical service. Earthquakes are of particular significance because the Company's clinical laboratory facilities are located in California, an earthquake-prone area. Interruptions in electrical service are also of particular concern since the Company operates in California, which is experiencing significant problems with its electricity systems. If Unilab's existing clinical laboratory facilities or equipment were affected by natural disasters or electrical brownouts or blackouts, the Company would be unable to process clients' samples in a timely manner and unable to operate the business in a commercially competitive manner. The Company carries earthquake insurance with coverage amount of up to $20.0 million per year. Despite this precaution, there is no assurance that Unilab could recover quickly from a serious earthquake or other disaster.

        Unilab's principal stockholders, Kelso Investment Associates VI, LP and KEP VI, LLC, have significant control over the Company. This means that the principal stockholders could cause the Company to act, or refrain from acting, in a way that minority stockholders do not believe is in their best interest.

        Kelso Investment Associates VI, LP and KEP VI, LLC beneficially own approximately 41.4% of the outstanding shares of the Company's common stock. The Kelso affiliates and designees will be able to elect all of the Company's directors, appoint new management and approve any action requiring the approval of stockholders, including amendment of the Company's certificate of incorporation and mergers or sales of substantially all of the Company's assets. The directors elected by the Kelso affiliates and designees will be able to make decisions affecting the Company's capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. The interest of Kelso and its affiliates could conflict with your interests. Because of their large percentage of ownership, these Kelso affiliates will have significant control over the Company's management and policies. This may have the effect of deterring hostile takeovers, delaying or preventing change in control or changes in management, or limiting the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

        o   loss of significant client contract;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

        As of September 30, 2001, the Company had borrowings of $104.0 million under a $185.0 million credit facility. The credit facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Interest on amounts borrowed under the credit facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. For every one-half percent rise in interest rates on the Company's variable note obligations held at September 30, 2001, interest expense would increase by $0.5 million annually.

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

        o the holder of the Class C option being a director, officer or employee of Unilab or any of Unilab subsidiary on the vesting date; and

        o the defined average closing price thresholds for the granted and outstanding options are $17.79 for 760,974 options, $22.54 for 591,870 options and $27.88 for 489,972 options.

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

(f) On June 6, 2001, the Company completed an initial public offering of common stock, $.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-60154) that was declared effective by the Securities and Exchange Commission on June 5, 2001. The offering commenced on June 6, 2001 where all 6,700,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The managing underwriters were Salomon Smith Barney, Credit Suisse First Boston and U.S. Bancorp Piper Jaffray. The Underwriters exercised an overallotment option of 1,005,000 shares on June 8, 2001. All 1,005,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotments was $123.3 million. In connection with the offering, the Company incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $10.6 million. The Company received net proceeds from the offering of approximately $112.7 million.

        The Company primarily used the proceeds to pay down a portion of debt and related offering expenses.

Item 3. Defaults Upon Senior Securities

                None

Item 4. Submission of Matters to a Vote of Security Holders

                None

Item 5. Other Information

                None

Item 6. Exhibits and Reports on Form 8-K


(a)     Exhibits

                Exhibits 10.0 - Amendment to the Unilab Corporation 2000 Executive Stock Option Plan.

                Exhibit 99.1 - Press Release, dated October 16, 2001 announcing third quarter earnings results.

(b)     Reports on Form 8-K

                 None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNILAB CORPORATION


Date:   November 12, 2001                  By:  /s/ Brian D. Urban
                                                -----------------------
                                           Brian D. Urban
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer