Form 10-K
period 2001-12-31
UNILAB CORP /DE/
filed 2002-03-29
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001


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
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  18448 Oxnard Street,  Tarzana, California                      91356
  (Address of principal executive offices)                     (Zip code)

                                 (818) 996-7300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

       Yes  X         No _____


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 27, 2002, the aggregate market value of the approximately 19.6 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $469.4 million, based on the closing price on such date of our common stock on NASDAQ.

As of March 27, 2002, 33,487,650 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

                       Documents Incorporated by Reference

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders scheduled to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

                                TABLE OF CONTENTS


Item                                                                       PAGE

Part I.       1  Business .................................................   3

              2  Properties ...............................................  28

              3  Legal Proceedings ........................................  28

              4  Submission of Matters to a Vote
                 of Security Holders ......................................  30

Part II.      5  Market for the Registrant's Common Equity and
                 Related Stockholder Matters ..............................  31

              6  Selected Financial Data ..................................  33

              7  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................  34

              7A.Quantitative and Qualitative Disclosure of Market Risk ...  43

              8  Financial Statements and Supplementary Data ..............  43

              9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ......................  44

Part III.    10  Directors and Executive Officers of the Registrant .......  44

             11  Executive Compensation ...................................  45

             12  Security Ownership of Certain Beneficial
                 Owners and Management ....................................  45

             13  Certain Relationships and Related Transactions ...........  45

Part IV.     14  Exhibits, Financial Statement Schedules and
                 Reports on Form 10-K .....................................  46

Signatures       ..........................................................  47

PART I

Item 1.        Business

General

Unilab Corporation ("Unilab") is the largest independent clinical laboratory testing company in California and one of the largest in the nation. We provide comprehensive laboratory testing services to physicians, managed-care groups, hospitals and other healthcare providers. We offer over 1,000 different tests which help physicians diagnose, evaluate, monitor and treat disease by measuring the presence, concentrations or composition of chemical and cellular components in human body fluids and tissue. These tests range from simple tests, such as glucose monitoring and complete blood count to highly specialized tests, such as those designed to measure HIV infection and hepatitis C. In 2001, we performed approximately 36 million tests. We believe revenues in 2001 represented approximately 25%-30% of the California independent clinical laboratory testing market, or more than twice the annual sales of the next largest independent clinical laboratory in California.

We focus on high quality, efficient and competitively-priced delivery of a full range of clinical laboratory testing services. Our ability to serve clients effectively is based on our collection, transportation, testing and reporting infrastructure, which we believe is the most extensive in California. We have built a clinical network through internal growth and a series of strategic acquisitions, resulting in statewide geographic coverage and a strong presence in population centers that generate a high volume of test requisitions. We offer fully-integrated testing services 365 days a year, 24 hours a day. These services include:

       - the daily collection and transportation of specimens over a coordinated courier route system;

       - a computerized logging, bar coding and tracking system that underlies our testing, record-keeping and billing functions;

       -  the testing of specimens; and

       - the rapid communication of results in the format desired by the client.

We operate three large, full-service laboratories located in Los Angeles, San Jose and Sacramento, and approximately 39 strategically located short turnaround time, or STAT, laboratories, where we perform an abbreviated line of routine tests on an emergency or time-sensitive basis. Our network also includes approximately 386 conveniently located patient service centers, or PSCs, where technicians procure specimens and route them to the appropriate testing site.

We increased net revenue by approximately 16% and operating income, before legal, stock based compensation and other non-recurring charges by approximately 29% for the year ended December 31, 2001, compared to the same period in 2000. These increases are the result of strategic acquisitions, increased core testing volume, price increases and continued improvements in operating efficiencies. For the year ended December 31, 2001, we had revenue of $390.2 million and operating income of $65.4 million before legal, stock based compensation and /*other non-recurring charges.

The Clinical Laboratory Industry

Overview and Trends

The clinical laboratory testing industry is essential to America's healthcare delivery system because physicians rely on accurate testing information to assess and treat their patients' health conditions. We believe the U.S. clinical laboratory testing market accounts for roughly 3.6% of the nation's total annual healthcare expenditures. According to Lab Industry Strategic Outlook 2000, published by Washington G-2 Reports, the U.S. clinical laboratory testing market had revenues of approximately $31.8 billion in 1999, and includes three segments:

       - laboratories located in hospitals, which represented 63%, or $20.1 billion, of the market in 1999;

       - independent clinical laboratories, such as Unilab, which represented 26%, or $8.1 billion, of the market in 1999; and

       - laboratories located in facilities owned by physicians and other medical providers, which represented 11%, or $3.6 billion, of the market in 1999.

The $8.1 billion independent clinical laboratory market is comprised of approximately 4,500 independent clinical laboratories throughout the United States. Independent clinical laboratories are laboratories not owned by or affiliated with hospitals or physicians. In 1999, these laboratories generated approximately $5.7 billion in revenues from tests ordered by physician offices, $1.4 billion from tests ordered by hospitals and $1.0 billion from tests ordered by other healthcare clients, such as nursing homes and home health agencies. We believe the California clinical laboratory testing market is the largest in the nation, with estimated revenues of approximately $4.0 billion in 1999. We directly compete in the greater than $1.2 billion independent laboratory sector of this market within California.

Clinical laboratory testing is an integral part of the delivery of healthcare services in the United States. We believe that the clinical laboratory market will grow due to a number of factors, including:

       - the aging of the U.S. population, which is expected to result in increased use of testing services;

       - an increase in the number of routine tests and esoteric tests available due to advances in technology and scientific knowledge;

       - increased efficiency in testing procedures due to the development of highly automated laboratory testing equipment;

       - increased awareness among physicians and the general public concerning the importance of preventive medicine, early detection and disease management;

       - increased use of tests by physicians as protection against potential malpractice suits;

       - increased demand for screening of sexually transmitted and high-risk diseases such as HIV/AIDS and hepatitis; and

       - growing importance and awareness of gender-specific health concerns, particularly with respect to prostate, ovarian and cervical cancer testing.

We believe that there are opportunities for large, independent clinical laboratories such as Unilab to capture additional market share from hospital and physician laboratories because of the cost and service advantages associated with routine, high volume testing. These advantages should enable larger clinical laboratories to serve more effectively managed-care organizations and more effectively manage the costs of increasingly stringent regulatory requirements and billing practices imposed by payors such as Medicare and Medicaid.

California Market

California is the single largest state clinical laboratory testing market in the United States. We believe that California accounts for approximately 13% of the country's clinical laboratory testing revenues. We believe that approximately 55% of clinical laboratory testing revenues in California results from tests performed by hospitals, 30% results from tests performed by independent clinical laboratories and 15% results from tests performed by physicians in their offices and physician-owned laboratories. The national industry consolidation trend of the last several years has affected the California market, and we believe the number of independent clinical laboratories in California will continue to decrease. We believe that consolidation in California will continue for reasons similar to those which have caused the industry nationwide to consolidate, such as:

        - the cost of compliance with increasingly stringent regulatory requirements;

        - the cost efficiencies afforded by large-scale automation of routine testing;

        - legislative and regulatory developments, such as restrictions on physician self-referrals and ownership of laboratories, anti-markup legislation and licensing requirements for laboratory personnel;

        - the increasing demand for sophisticated equipment and management information systems that tend to be prohibitively expensive for small laboratories; and

        - the competition for a limited supply of qualified laboratory personnel.

Facilities and Testing

We currently operate three full-service clinical laboratories in Los Angeles, San Jose and Sacramento, California, which offer over 1,000 clinical testing procedures, ranging from routine screening to advanced technical procedures, used in the diagnosis, monitoring and treatment of diseases and other medical conditions. We operate 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. Patient specimens are collected from client offices or company-owned collecting stations and transported to full-service or STAT laboratories, where each specimen and related test request form is checked for completeness, bar coded and entered into our computer system for testing and billing purposes. Laboratory technicians then perform the requested tests, with results generally available to clients the next morning electronically. Our clinical computer program tracks patients' samples, reports test results and maintains records and billing information.

Tests performed by us measure the levels of, and analyze chemical and cellular components in, human body fluids and tissue and are used in the diagnosis, monitoring and treatment of disease. They include procedures in the areas of blood chemistry, hematology, urine chemistry, tissue pathology and cytology, among others. Commonly ordered individual tests include red and white blood cell counts, Pap smears, blood cholesterol level tests, urinalysis and procedures to measure blood sugar levels and to determine pregnancy. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the routine tests are performed by automated equipment and are capable of being performed and are generally reported electronically within a 24-hour period. Approximately 85% of the tests conducted by us are considered to be routine. We perform approximately 99% of the tests requested by clients, with the remaining 1% performed by third-party reference laboratories with whom we contract. On a revenue basis, approximately 5% of testing fees collected by us are paid to third-party reference laboratories or pathology services providers.

Generally speaking, as the volume, and therefore revenue potential, of a specific test that we outsource increases, we will discontinue outsourcing the test, and instead, will perform the test in-house. For example, we are currently reviewing the economic viability of conducting in-house certain outsourced HIV tests.

We also conduct esoteric testing services. Esoteric tests generally require complex manual techniques, a higher degree of technical skill and knowledge and sophisticated equipment than routine tests require. As a consequence, esoteric tests are priced higher than routine tests. Two examples of esoteric tests provided by us include immunoelectrophoresis, used for the diagnosis of autoimmune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases. The number of esoteric tests performed by us have been increasing as new medical discoveries are made and testing procedures developed.

We operate an extensive distribution and collection system of approximately 386 PSCs, approximately 400 courier routes and 27 courier hubs. Courier routes are logically designed based on lab location, geographic density and specimen volume. Strategically located full service labs and satellite courier "hubs" serve as control centers to ensure courier routing is efficient and tightly controlled. In addition, PSCs act as initial specimen processing centers, effectively putting control of the specimen in our possession earlier in the process. We believe this collection and transport distribution infrastructure is integral to providing efficient, convenient and reliable service to clients.

Clients

We provide testing services to a broad range of healthcare providers. Our primary categories of clients are described below:

          - Physicians and Physician Groups. Physicians performing testing for their patients who are unaffiliated with a prepaid health plan are a major source of our clinical laboratory testing business. These physicians often participate in independent physician associations, or IPAs, to achieve greater local recognition and contracting leverage. When we provide contracted testing services to physicians who belong to IPAs, we will bill the IPA, usually under a capitated arrangement. Otherwise, services rendered for physicians' patients who are not part of a managed-care organization are billed to various other payors such as insurance, patients, Medicare or Medicaid.


          - Health Maintenance Organizations and Other Managed-Care Groups. HMOs and other managed-care payors, which designate the laboratory to be used for tests by the physician, represent another major portion of our business. HMOs generally select an independent laboratory based on competitive pricing, capability of the laboratory to effectively service incremental blocks of business, field distribution system, including couriers and PSCs to service their networks of physician providers, and the reputation of the laboratory in the medical community.

          - Hospitals. We offer hospitals both esoteric testing, which many hospitals are not equipped to perform, and routine testing, which may be outsourced by hospitals that have reduced or eliminated their in-hospital laboratory testing in an attempt to reduce their costs of delivering patient care. Hospitals typically select an independent laboratory based on the laboratory's reputation in the medical community, the type of services offered, competitive pricing and the accuracy, timeliness and consistency of test results.

          - Independent Clinical Laboratories. We provide testing services to independent clinical laboratories which do not have the full range of Unilab's testing capabilities.

          - Clinics. We have arrangements with a broad network of community health clinics across the state of California that provide preventive healthcare and/or medical attention for the lower-income and indigent patient population (frequently Medicaid recipients). Under these arrangements, we are the primary provider of testing services for patients who choose to use these clinics.

We believe that California has among the highest enrollment rates in managed-care plans of any state in the country. As a result, delivery of health care to plan participants is integral to the healthcare delivery system throughout the state. From 1993 to 2001, we more than doubled the number of covered lives-i.e., individuals covered by contracts between prepaid health plans and us for the provision of laboratory services-up to 5 million lives. The number of managed-care plans, however, has recently decreased, as a growing number of managed-care plans, independent physician associations and medical groups have failed due to bankruptcy and patients re-enroll with other types of providers. In addition, independent studies indicate that total HMO enrollment nationwide declined as of January 2000 from enrollment in January 1999.

Historically, we viewed managed-care plan business as having substantial value, in large part because of the economies of scale inherent in its considerable volume. We also viewed having managed-care contracts as a competitive advantage in obtaining additional fee-for-service business that is not part of a managed-care contract, generated from many of the same offices which were serving managed-care patients. Increasingly, like other major laboratory companies, we came to recognize that the pricing received in relation to the cost of services provided to managed-care patients was disproportionately low, and we undertook a concerted effort in 1997 to improve the situation. To this end, we renegotiated contracts with respect to over 70% of the covered lives and received an average price increase in excess of 50% on those renegotiated contracts. By year-end 1998, we had once again repriced the capitation rates on approximately 40% of Unilab's managed-care lives at an average increase of greater than 30%. During 1999, we repriced approximately 15% of Unilab's managed-care lives at an average increase of approximately 30%. During 2000, due to the financial condition of managed-care groups, repricing was negligible. In 2001, we renegotiated a majority of the managed care contracts at an overall annualized price increase of approximately 8-10%.

Payors

Tests in the clinical laboratory industry are often billed to a party other than the physician or patient. We billed and received reimbursement for services from five sources: third-party payors, such as managed-care providers; Medicare and Medicaid; direct payors, such as physicians, hospitals, clinics and employers; insurance companies; and patients.

The following tables set forth ranges indicating the estimated contribution of each of the principal payor categories to the total specimen volume and total clinical laboratory revenue for 2001.


   Specimen Volume as % of Total Specimen Volume:
     Managed-care-capitated                                              35%-40%
     Medicare and Medicaid                                               20%-25%
     Monthly bill (physicians, hospitals, employers, clinics, other)     15%-20%
     Third-party fee-for-service (insurance companies)                   15%-20%
     Patients                                                             1%-5%

  Revenue as % of Total Revenue:
     Managed-care-capitated                                              10%-15%
     Medicare and Medicaid                                               25%-30%
     Monthly bill (physicians, hospitals, employers, clinics, other)     10%-15%
     Third-party fee-for-service (insurance companies)                   30%-35%
     Patients                                                            10%-15%

Quality Assurance

We maintain a comprehensive quality assurance program to ensure the effectiveness and accuracy of the clinical laboratory services Unilab performs for our clients and their patients. This program was developed with specific evaluation and control criteria to systematically monitor proper specimen collection and transport and accurate analytical measurement of clinical laboratory tests, and to assess reporting, billing and archiving of physician and patient demographics and test results. Our laboratories currently provide anatomical and clinical pathology services to over 55,000 patients in California each day and we continually strive to provide the most accurate and reliable testing services available.

Our quality assurance system contains specific indicators for many significant aspects of care including:

          -    specimen collection supplies and collection procedures;

          -    specimen logistics and courier services;

          -    close   initial   evaluation   and   maintenance   of   personnel
               qualification and training records including mandatory compliance with all federal and state personnel standard regulations;

          - rigorous utilization of quality control samples to ensure the highest degree of analytical accuracy and precision for all reported clinical test results;

          -    stringent testing procedures with annual medical director review;

          - automatic computer directed repeat confirmation of all basic chemistry and routine confirmation of many out-of-range esoteric test results;

          - computer enhanced screening of conventionally collected Pap smears and availability of thin-prep liquid cytology;

          -    daily monitoring of incoming client inquiries;

          -    comprehensive new test evaluation procedures; and

          - enhanced preventative maintenance schedules of laboratory testing equipment.

Our laboratories are licensed by, and operate in compliance with regulations issued by numerous federal and state regulatory agencies. All of our laboratories are licensed by appropriate state authorities and are certified by the Health Care Financing Administration, or HCFA, for participation in the Medicare program. In addition, all of our reference laboratories are accredited by the College of American Pathologists, or CAP. CAP accreditation, continuing education and proficiency testing programs are administered by the independent, nongovernmental CAP organization of board certified pathologists. CAP accreditation is conferred following satisfactory completion of an on-site laboratory inspection by an independent peer review team and satisfactory performance in the CAP proficiency testing program for all testing categories performed by the laboratory. Our Los Angeles, San Jose and Sacramento reference laboratories have all been inspected and all have recently received excellent reviews by peer laboratory inspectors.

All of our reference laboratories operate in compliance with and are licensed in accordance with the U.S. Government Clinical Laboratory Improvement Amendments of 1988, or CLIA. Federal CLIA regulations require that all high complexity clinical testing laboratories participate in a recognized proficiency testing program. We successfully participated in the CAP proficiency testing program but also subscribe to a variety of other external proficiency testing programs of the American Association of Bioanalysts. We also manage an extensive internal blind control testing program in all three reference laboratories and maintain an inter-laboratory program for regional satellite laboratories. Our accuracy rates, as determined by CAP, have increased from 99.3% in 1997 to 99.5% in 2001.

In addition to analytical testing processes, our quality assurance programs also closely monitor pre-analytical specimen collection and transport and post-analytical reporting processes. We operate according to standardized phlebotomy operating procedures for optimal control of specimen integrity to further enhance the reliability of our test results.

We routinely provide the following services:

          - standardized specimen collection devices, transport materials and preprinted requisition forms;

          - tightly managed logistics and courier services to ensure specimen integrity;

          -    statewide implementation of engineered sharp safety devices;

          - computerized bar-coding of specimens to ensure positive specimen identification;

          - extensive computer resources with on-site programmers for custom applications;

          - remote computer result reporting including dedicated printers and custom computer applications for qualified accounts;

          -    extensive  monthly  quality   assurance   operating  reports  and
               scheduled internal review meetings to assess lab performance; and

          - notification systems to contact clients for critical and alert test results.

Sales, Service and Marketing

We have approximately 75 full-time sales and service employees. Sales representatives are primarily responsible for executing focused sales initiatives established within their regions. Service representatives are primarily responsible for account retention and enhancing client relations, although some will also have defined selling responsibilities. We intend to more clearly delineate between the sales and service functions, which will allow Unilab to identify new customers and better serve existing clients. In addition, incentive compensation will be aligned to more closely reflect either sales or service responsibilities so that sales and service employees will specialize in their respective disciplines. Incentive compensation paid on new sales generation, achieved by either sales or service representatives, is designed to recognize the cost of supporting new business and reward dedication to client support and client retention.

Unilab's marketing department is committed to promoting our high-quality and cost-effective laboratory services that are responsive to the values and needs of patients and physicians. We promote various initiatives through the creation and targeted dissemination of marketing materials to clients and prospects by Unilab's sales and service representatives (as well as Unilab's couriers). More specifically, Unilab's marketing initiatives and materials address four distinct objectives:

          - enhance medical community awareness of our full spectrum of services;

          -    promote and sell new services and technological advances;

          - educate clients on regulatory and compliance issues that will affect the medical community; and

          -    address customer needs and concerns about new testing procedures.

We prioritize these marketing initiatives through a collaborative effort among senior management and our sales and service employees.

Competition

The independent clinical laboratory testing industry in the United States and in California is highly fragmented and is characterized by intense competition. According to HCFA, there are approximately 4,500 independent clinical laboratories in the United States, approximately 600 of which we believe are located in California.

Our primary competitors are hospitals and other independent clinical laboratories. The hospital laboratory segment accounts for approximately one half of the $4.0 billion California clinical laboratory testing market and is characterized by a large number of hospital laboratories that operate with low volumes and quick turn-around times.

Independent clinical laboratories fall into two categories. The first category, which includes laboratories such as Unilab, consists of larger regional or national laboratories that provide a broader range of tests and services. In California, our two largest independent clinical laboratory competitors are Quest Diagnostics Incorporated and Laboratory Corporation of America or LabCorp. Quest acquired SmithKline Beecham Clinical Laboratories, Inc. in August 1999, which had been one of our principal competitors.

The second category includes smaller, local laboratories that generally offer fewer tests and services and have less capital available to them than the larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients by providing a high level of personal and localized services.

We compete primarily on the basis of the following:

          - service capability and convenience of facilities, including accessibility of PSCs and local STAT testing availability;

          -    size and scope of testing services performed;

          -    accuracy, timeliness and consistency in reporting test results;

          -    reputation in the medical community; and

          -    pricing of the testing services.

Information Systems

Effective information systems are a key component of our continued growth and success. We frequently implement newly developed technology to improve the level of service to our clients. The complexity of the business requires that we constantly evaluate the systems to ensure that they provide the tools required to deliver laboratory results and bills in a timely manner.

Unilab is a company that evolved from a series of mergers and acquisitions. We realized early on that disparate systems for core business processes across three regional laboratories would be a barrier to consistent client service. In the mid-1990s, we undertook a strategy to establish a standard platform for both laboratory and billing systems. All laboratories have been running the Antrim Lab Information System since 1996. Antrim is a specimen tracking, test result and instrument interface laboratory system which is prevalent throughout the industry and provides a flexible platform to interface current and future laboratory instruments. In addition, the Antrim system provides clients with the tools they require to deliver the best quality medicine for patients. We believe that Antrim offers the flexibility to address new technologies and features as improved testing and new delivery options become available in the market.

We utilize the SYS billing system. This system allows us to better control bill submission and compliance-related issues and has the ability to produce programs and make changes that can be run at all locations. We are confident that billing policies are consistent across our company. We are in the process of upgrading to a proprietary system utilizing the Linux operating system and SQL database. We anticipate that this upgrade will be concluded by the end of 2002.

We have signed agreements with 4Medica, ProxyMed and Medicity, companies that provide medical information over the Internet. We believe these contracts will put Unilab at the forefront of the clinical laboratory testing market by allowing clients to order lab work over the Internet. We expect that these contracts will ultimately increase the volume of work ordered electronically, increase the accuracy of billing information, and thereby have a positive impact on profitability. Our proprietary system for providing test results via the Internet, Unilab Direct, became available for client use during the second quarter of 2001.

Acquisitions

We have completed four major acquisitions since May 1999. In reviewing the merits of a potential acquisition, our management develops a highly detailed integration plan by examining the target's existing operations and assessing the ongoing requirements of the combined businesses. The actual results and timing of an integration are closely monitored against the plan.

Our most recent large acquisitions include:

MACL Acquisition

In July 2001, we acquired substantially all of the assets of Medical Arts Clinical Laboratories, Inc. ("MACL") for approximately $6.5 million.

PAL Acquisition

In August 2000, we acquired substantially all of the assets of Pathology Associates Laboratories Inc. ("PAL") for approximately $13.5 million.

SCCL Acquisition

In March 2000, we acquired substantially all of the assets of Southern California Clinical Laboratories, LLC ("SCCL") for approximately $5.2 million.

Bio-Cypher Acquisition

In May 1999, we acquired substantially all of the assets of Physicians Clinical Laboratories, Inc., which operated under the name Bio-Cypher Laboratories ("BCL") for approximately $36.9 million.

As announced in our January 22, 2002 Press Release, we acquired FNA Clinics of America ("FNA") in January 2002. We have terminated the agreement to purchase the unidentified laboratory announced in that Press Release.

Billing

Billing for laboratory services is complicated. Laboratories must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of whom have different requirements. Billing difficulties often result in bad debt expense. Most of the bad debt expense is the result of several noncredit related issues, primarily missing or incorrect billing information on requisitions. We perform the requested tests and report test results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

          - pricing differences between the fee schedules and those of the payors;

          - disputes between payors as to which party is responsible for payment;

          -    disparity in coverage among various payors; and

          - the difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

Employees

As of December 31, 2001, we employed approximately 3,700 full-time equivalent employees, none of whom were under union contract. We believe that relations with employees are good. The number of full-time equivalent employees is calculated by aggregating the number of payroll hours worked by all employees and dividing the total by a standard 40-hour work week.

Seasonality

Our operations experience seasonal trends that we believe affect all clinical laboratory companies. Testing volume tends to be lower during holiday seasons and inclement weather. As a result, because a substantial portion of our expenses are relatively fixed over the short term, our operating income as a percentage of revenue tends to decrease during the fourth quarter of each year, mainly due to the Christmas and Thanksgiving holidays.

Governmental Regulation

Numerous aspects of our operations, including testing processes, business practices and, in some instances, the amount and methods by which we get paid, are subject to governmental regulation at the federal, state and/or local levels.

Federal and State Clinical Laboratory Certification and Licensing

Our laboratory, similar to almost all clinical laboratories operating in the United States, is required to maintain federal certification pursuant to the Clinical Laboratory Improvement Act, as amended, commonly known, together with its implementing regulations, as CLIA. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality assurance and participation in proficiency testing, which involves comparing the results of testing of specimens that have been specifically prepared for our laboratory to those specimens' known values. The CLIA requirements also apply as a condition for participation for clinical laboratories in the Medicare and Medicaid programs. Similar requirements also apply to our laboratory under California's clinical laboratory licensure laws. In addition, our three main laboratories are accredited by the College of American Pathologists, and therefore, subject to its requirements and evaluation.

Compliance with CLIA standards is verified by periodic on-site inspections. Sanctions for failure to meet these certification, accreditation and licensure requirements may include suspension, limitation or revocation of certification, accreditation or licensure, civil penalties, criminal penalties, injunctive actions, and the imposition of plans of correction to remedy deficiencies. If a laboratory's CLIA certificate or California license is revoked or suspended, the laboratory must then cease performing testing. Notwithstanding compliance costs, we regard these certification, accreditation and licensing requirements as favorable to our business because they apply, with narrow exceptions, to all persons operating clinical laboratories, and therefore to some extent constrain the ability of physicians to compete with us by performing testing in their own offices.

The California Department of Health Services is required to implement regulations establishing additional training, continuing education and other requirements for laboratory personnel, known as phlebotomists, who collect blood specimens from laboratory patients. Once these new regulations become effective, only personnel certified under the new rules or otherwise licensed under the clinical laboratory laws will be permitted to perform phlebotomy procedures in California. Phlebotomists employed by a licensed clinical laboratory as of the effective date of the regulations will be allowed three years from such date to obtain their certification. It is anticipated that these additional requirements will add to the cost of providing laboratory services in California. California has also created a new felony crime, with penalties including imprisonment and/or a $50,000 fine, for "willful or wanton disregard" for a person's safety. This crime applies when a person is exposed to injury or risk because the integrity of a laboratory test or result has been distorted due to the improper collection, handling, storage, or labeling of a test specimen or erroneous transcription or reporting of test results. As a result of this new law, we will be required to reinforce and reaffirm existing quality control measures.

Federal and State Billing and Fraud and Abuse Laws

Antifraud Laws/Overpayments. Federal Medicare/Medicaid laws apply a wide array of fraud and abuse provisions to laboratories, such as ours, which participate in these programs. These laws prohibit, among other things, the submission of false claims or false information to government programs, deceptive or fraudulent conduct, and excessive or unnecessary services or services at excessive prices. Federal law also prohibits the defrauding of private sector health insurers. Penalties for violating these laws may include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. Civil penalties for a wide range of offenses may be up to $10,000 per item and treble the amount claimed. In the case of certain offenses, exclusion from participating in Medicare and Medicaid is mandatory, and the government also has the authority to impose permissive exclusions in response to a wide range of less serious misconduct. In addition, the Centers for Medicare and Medicaid Services, or CMS, may suspend Medicare payments to any provider it believes has engaged in fraudulent billing practices. Because the financial consequences to a laboratory of exclusion from participation in federal health care payment programs would typically be devastating, fear of such exclusion has been a motivating factor in the settlement of many fraud investigations.

California law extends similar penalties beyond Medicare to punish laboratories engaged in Medi-Cal fraud or conduct which defrauds private insurers or patients. California law also denies Medi-Cal enrollment to any provider that has entered into a settlement in lieu of conviction for fraud or abuse in any government program and further provides that a provider under investigation by certain governmental agencies for fraud or abuse will be subject to a temporary suspension from Medi-Cal.

Independent of fraud allegations, Medicare and Medicaid programs and private payors may also retroactively determine that certain payments for services must be repaid due to failure of a laboratory to satisfy applicable payor requirements.

Several federal agencies share responsibility for investigating allegations of fraudulent and abusive conduct. These agencies include, without limitation, the Department of Justice, or DOJ, the Federal Bureau of Investigation, or FBI, and the Office of Inspector General, or OIG, of the Department of Health and Human Services, or HHS. Many FBI agents have been assigned to investigate healthcare provider fraud. Medicare carriers and Medicaid state agencies, such as Medi-Cal, also have certain fraud and abuse control authority. Indeed, California's Medi-Cal Fraud Prevention Bureau and Attorney General have been very active in investigating and prosecuting laboratories. Moreover, private insurers may bring actions under the fraud laws, and in certain circumstances, federal and California law authorize private whistleblowers to bring fraud suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, CMS has engaged a number of nongovernmental audit organizations to assist the government in tracking and recovering fraudulent billings for healthcare services. The practices which have been targeted include, without limitation:

          -    billing for tests not performed;

          -    billing for tests which are not medically necessary;

            -  billing for tests not ordered by physicians;

          - offering packages of tests to physicians (referred to as "panels" or "profiles") and billing them as several tests to obtain higher reimbursement;

          -    "upcoding"   tests   to   realize   higher   reimbursement   than
               appropriate;

          - offering inducements to physicians in order to induce them to refer testing; and

          -    duplicate billing.

Such practices have led to governmental investigations and whistleblower suits that have resulted in approximately $1 billion of aggregate settlement payments made by a number of independent clinical laboratories in the past decade, with several laboratories individually being fined in amounts in excess of $100 million.

Federal and California "Self-Referral" and "Antikickback" Restrictions. A federal "self-referral" law, commonly referred to as the "Stark" law, prohibits Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. California, where we conduct almost all of our business, has laws which impose similar restrictions with respect to all patients and payors. These federal and California laws contain an exception for investment interests in a publicly traded company that has shareholders' equity of $75 million at the end of the most recently completed year (or $100 million in total gross assets in the case of laboratory testing for workers' compensation patients) and satisfies certain additional requirements.

It therefore is possible that the self-referral laws will cause some physicians who would otherwise use our laboratory to use other laboratories for their testing, thereby adversely impacting our revenues. Moreover, because many shareholders hold stock in the name of their stock brokerage firm, it may not be possible for us to identify physician investors in order to fully comply with the self-referral limitations, although we will continue to monitor such relationships, including space rentals and provision of information technology support, for compliance with the self-referral laws. Sanctions for violations of the self-referral prohibitions include denial of payment, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibitions and exclusion from the Medicare program. Based upon our efforts to comply with self-referral laws and a federal court decision considering physician ownership of laboratories, we believe that a challenge to any physician investment in Unilab under the antikickback laws is unlikely.

Regulations implementing and interpreting certain provisions of the Stark law were released by CMS on January 4, 2001, with an effective date of January 4, 2002. The most substantial provisions of the new regulations address the provision of services by physicians in their offices and define the services, other than laboratory services, to which the Stark law applies. New regulations which define the types of indirect compensation relationships where the Stark law applies and which create new exceptions for certain types of financial relationships may have some relevance to us. For instance, the new regulations interpret an exception under the Stark law which allows laboratories to provide physicians with supplies used solely to collect, transport, process or store specimens for submission to the laboratories. CMS believes this exception is limited to items of low value, such as single use needles, vials and specimen cups. In contrast, CMS believes that biopsy needles, and similar items such as snares, reusable aspiration and injection needles and sterile gloves, do not function solely as specimen collection devices, and therefore trigger self-referral restrictions if a laboratory provides them without a fair market value charge. However, California's self-referral restrictions contain no exemption which would allow such items to be sold to physicians, even at fair market value, and a laboratory complying with CMS's new interpretations may be required to have its California physician customers obtain the restricted types of supplies from third parties. The new CMS interpretations also allow the use of a phlebotomist at the physician's office without charge so long as the phlebotomist only acts on behalf of the laboratory. However, California law has been interpreted not to permit laboratories to provide physicians with the in-office use of a phlebotomist. Complying with these new CMS interpretations may result in cost-savings for laboratories. Nevertheless, we do not believe that the new regulations will have a material impact on Unilab because the prior regulations largely implemented the Stark law as it applied to clinical laboratory services.

The Medicare/Medicaid antikickback statute prohibits laboratories from paying for patient or specimen referrals for testing paid for by Medicare or Medicaid. Violation of the Medicare/Medicaid antikickback statute can result in criminal penalties pursuant to the U.S. sentencing guidelines, civil monetary penalties of $50,000 per violation plus treble damages, and exclusion from Medicare and Medicaid participation. The OIG has criticized a number of additional business practices in the clinical laboratory industry as potentially implicating the antikickback statute, including providing phlebotomy staff to clients who perform clerical or other functions for the client which are not solely related to the collection or processing of laboratory specimens, providing computers or fax machines to clients which are not used exclusively in connection with performance of the laboratory's work, the lease of space in a physician's office for rent which exceeds the fair rental value of such space, certain acquisition agreements where the sellers may make referrals to the buyer after the sale and various other compensation relationships between laboratories and entities from which they receive referrals, or to which they make referrals, if such relationships are intended to induce referrals. In addition, the OIG has indicated that discounts given by laboratories to clients concerning their private pay patients and/or HMO patients must not be intended to induce a client to refer Medicare or Medicaid patients to the laboratory. Our business practices are governed by the antikickback laws, including our negotiated discounted pricing arrangements, participation as a provider to group purchasing organizations and provision of information technology to our clients.

California law also prohibits compensation for referrals of patients or test specimens, and this prohibition applies regardless of the source of payment for such testing. Laboratories that violate the California antikickback laws may be subject to loss of licensure and substantial criminal and civil penalties. Laboratories offering pricing to their customers that is more favorable than that offered directly to patients may be deemed to pay prohibited kickbacks under this law. However, we believe that a kickback will not result if the laboratory's customer, as our California clients are independently required by law to do, passes all of its discount to its patients in the form of lower testing charges.

Unilab's Compliance Program. In 1997, the OIG disseminated a model compliance plan to serve as guidance for laboratory compliance programs. We conformed our compliance program to meet or exceed the guidelines described in the model compliance plan. We also established a compliance committee, comprised of senior officers. The compliance program is run under the supervision of the director of compliance, who reports to our general counsel. Both the general counsel and the director of compliance update our board of directors on compliance matters on a regular basis.

"Corporate Practice" of Medicine. California law prohibits physicians from sharing professional fees with non-physicians such as laboratories, and prohibits non-physicians from practicing medicine (including pathology) and from employing pathologists or other physicians. We previously directly employed some of our pathologists, and now are restructuring our relationships with those pathologists in a manner which we believe does not violate any prohibition against the "corporate practice" of medicine.

Privacy of Medical Information

The confidentiality of patient medical information is subject to substantial regulation by state and the federal governments. Specific state and federal laws and regulations govern both the disclosure and use of confidential patient medical information, as well as access of patients to their own medical records. Similarly, many other federal laws also may protect such information, including the Electronic Communications Privacy Act of 1986 and federal laws relating to confidentiality of mental health records and substance abuse treatment.

Congress passed the Health Insurance Portability and Accountability Act, known as HIPAA, in 1996. Among other things, HIPAA calls for the establishment of national standards to facilitate the electronic exchange of health information and to maintain the security of both the health information and the system that enables the exchange of this information. HHS has promulgated several sets of proposed regulations pursuant to its authority under HIPAA. To date, the HIPAA regulations that have been finalized pertain to electronic transactions and the privacy of individually identifiable health information that is electronically transmitted and received or transmitted and maintained in any other form or medium. Pursuant to these final regulations, all medical records and other patient identifiable health information must be maintained in confidence, must not be used for non-health purposes and must be disclosed to the minimum extent required. In addition, patients must be given a clear notice of their rights and access to their records by laboratories (other than to the extent that access to their records is restricted by CLIA and by state law) and a patient's consent or authorization generally must be obtained before information is released. To ensure that these requirements are satisfied, covered entities must adopt appropriate policies and practices, designate a privacy officer, train employees and establish a grievance procedure. The privacy regulations recognize, however, that laboratories have little direct contact with patients, and therefore they allow healthcare providers with an indirect treatment relationship to the patient to use protected health information for purposes of treatment, without a separate consent. Nonetheless, laboratories will still have to directly address HIPAA regulations in other circumstances.

In most circumstances, entities covered by HIPAA must be in compliance with the final HIPAA regulations within 24 months of the date the regulations become final (April 14, 2003, for the electronic privacy rules and October 16, 2002 for the electronic transaction rules). The Bush Administration has recently announced that it does not intend to further delay the implementation date of these regulations. If we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. Because laboratory orders and reports fall within the scope of HIPAA, the costs of HIPAA compliance will impact us and others in the clinical laboratory industry. In 2000, we established a HIPAA Committee to evaluate the HIPAA requirements and to make recommendations to us regarding their implementation. Compliance with the HIPAA rules could require us to spend substantial sums, which could negatively impact our profitability. At this time, we cannot assess the total financial or other impact of the HIPAA regulations on us.

Other Laws

Occupational Safety. In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration, or OSHA, has adopted rules that establish extensive requirements related to safety for workers who may be exposed to bloodborne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, bloodborne pathogens. OSHA has also adopted rules establishing safety requirements for the use of chemicals as reagents and for other purposes. At the state level, California imposes occupational safety and health requirements administered by its Occupational Safety and Health Administration. Additionally, we follow the requirements of recent federal and state laws requiring the use of safety needles by medical providers. Compliance with these mandates has increased our cost to perform specimen collection by $0.18 per specimen.

Environmental Compliance. Each of our laboratories must comply with numerous federal, state and local statutes and regulations relating to public health and the environment including: practices and procedures for the proper storage and labeling of hazardous and toxic materials or other substances and the proper management of medical waste, hazardous waste and low-level radioactive waste generated by operation of clinical laboratories; public disclosure requirements regarding certain hazardous and toxic materials or other substances; employee training and notification; environmental protection requirements, such as standards relating to the discharge of pollutants into the air, water and land; emergency response and remediation or cleanup in connection with hazardous and toxic materials or other substances; and other safety, environmental and health standards.

Food and Drug Regulation. The FDA requires premarketing approval for medical devices, including test kits used in performing clinical laboratory procedures. The FDA's requirements can affect the availability of test kits or our ability to have certain tests performed on our behalf by reference laboratories.

Miscellaneous. Radioimmunoassay testing, which is performed by some of our laboratories, is subject to regulation and licensing by the Federal Nuclear Regulatory Commission. Regulations of the Department of Transportation, the Public Health Service, and the Postal Service apply to the transportation of clinical laboratory specimens.

Changes in Laboratory Reimbursement

Health Care Reform

A number of proposals aimed at increasing healthcare insurance coverage or reducing healthcare costs have been considered in recent years. Such proposals include: increased enrollment of Medicare beneficiaries in managed care systems, increased availability of health insurance to individuals and to small businesses, requirements that all businesses offer health insurance coverage to their employees, the provision of tax credits for the purchase of health insurance, the formation of "regional health alliances" to act as healthcare purchasing agents and the creation of a government health insurance plan that would cover all citizens. We cannot predict whether any of these or other proposals will be adopted at the state or federal levels, or what effect, if any, such proposals would have on our business.

Reductions to Reimbursement

Reductions to Medicare or Medicaid Fee Schedules. For testing performed other than for hospitals, nursing facilities and other laboratories, laboratories are required to bill Medicare and Medicaid directly, and generally must accept reimbursement from these programs as payment in full for services performed for Medicare and Medicaid patients. Such direct billings by us to Medicare and Medicaid accounted for approximately 25.0%-30.0% of our total net revenue in the year ended December 31, 2001.

Congress has established maximum fee schedules for clinical laboratory testing paid for by Medicare. State Medicaid programs are prohibited from paying more for testing than Medicare fee schedule amounts and, in most instances, they pay significantly less. When initially established, Medicare fee schedules were set at 60% of prevailing local charges. Maximum reimbursement rates for clinical laboratory testing have subsequently been substantially reduced, and such fee schedules may be further reduced in the future. For example, Congress has reduced numerous times in recent years a ceiling on Medicare and Medicaid payments to laboratories commonly referred to as the "national cap". Most recently, Congress reduced the national cap to 74% of the national median of local fee schedules and eliminated consumer price index increases for the national cap and local fee schedules through the year 2002. Medicare reimbursement has also been reduced from time-to-time by an effective rate of between 1% and 2% pursuant to Gramm-Rudman-Hollings sequestration. In addition, proposals have from time-to-time been made for beneficiary cost sharing to be applied to laboratory testing paid for by Medicare. For example, the HHS Office of Inspector Generals' 2001 "Red Book" of suggested Medicare program improvements has endorsed this proposal and it has been reported that the Bush Administration is seeking support for a 20% copayment for Medicare Part B laboratory services. The costs of billing and collecting co-payment amounts and associated bad debt could reduce the revenue actually realized by laboratories.

Elimination of Dual Charge Structure. Proposals have been made to restrict "dual charge" billing practices where laboratories charge higher fees to Medicare and Medicaid for the same procedures that are charged to physicians, hospitals, laboratories and other purchasers who are in a position to negotiate favorable rates. Thus, it has been proposed that existing authority for HHS to exclude from Medicare and Medicaid program participation any providers that charge amounts to the Medicare program that are "substantially in excess" of their "usual charges" be used to respond to laboratory pricing practices.
Similarly, CMS is permitted to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are grossly excessive and therefore not inherently reasonable. CMS has issued an interim final rule setting forth criteria on whether the otherwise statutorily prescribed fees should be reduced. This interim rule includes considerations of whether such fees are grossly higher or lower than the payment made for the services by other purchasers in the same locality. Fees payable by Medicare for clinical laboratory services may be reduced as a result of the application of the above rules or by similar restrictions applied in the future. In addition, California regulations require Medi-Cal to pay no more for testing than the amount which a laboratory charges pursuant to any fee schedule it applies generally to its physician or hospital customers. While the extent to which this rule applies to our fee schedules and negotiated discounts is unclear, it is possible that a recoupment action could be brought against us based upon the fee schedules and negotiated discounts which we offer to certain of our clients.

Contracts for Laboratory Services. Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services and it has been reported that the Bush Administration supports such a proposal. However, in lieu of a competitive billing demonstration for Medicare lab testing services, CMS has contracted with the Research Triangle Institute and two universities to develop charge-based relative values (RVs) for such tests. California legislation requires the implementation of a program of negotiated laboratory service contracting for Medi-Cal. In addition, a large portion of Medi-Cal has been converted into a managed care system, resulting in negotiated laboratory service contracts between laboratories and other providers of healthcare services. Increased enrollment of Medicare or Medicaid beneficiaries in HMOs or negotiated contracting arrangements may also result in a larger portion of our business being subject to negotiated contracts with payors. To obtain competitively bid contracts to perform services, it might be necessary for us to agree to substantial reductions in our payments from Medicare and Medi-Cal. Such contracts may be exclusive and laboratories which do not hold such contracts may be denied access to the Medicare/Medi-Cal testing market and could have difficulty obtaining private patient testing from physicians participating in the contracting or managed care program.

"Bundling" of Medicare Services. Proposals have been made to reimburse clinical laboratory testing services as part of a larger "bundle" of healthcare services.

Under one proposal, physicians would be reimbursed an additional amount for each office visit they had with a Medicare beneficiary and would be responsible for paying for any required laboratory services out of this sum.

Nongovernmental Efforts. Managed care arrangements may become increasingly prevalent in the clinical laboratory services market. For example, HMOs, insurance companies and self-insured employers may provide laboratory services directly or contract with laboratories at favorable fee-for-service or capitated rates and require their enrollees to obtain service only from such contracted laboratories. To the extent that we or our clients are unable to obtain contracts to provide such testing services or must discount prices to obtain such contracts, our revenues and profit margins could be adversely affected.

Requirements of Diagnosis Codes

Certain tests are only reimbursable by Medicare when the laboratory submits an appropriate diagnosis code which it has obtained from the ordering physician. Medi-Cal has adopted and is in the process of implementing a policy requiring that a diagnosis code be submitted in connection with all bills for laboratory tests which are submitted to it where Medicare would require a diagnosis code if it were being billed for the tests. To the extent that the requirements for such diagnosis codes are expanded to additional tests or are adopted by additional Medicaid programs or by private insurance programs, or we are unable to obtain required codes from physicians, our reimbursement could be adversely affected.

Risk Factors

The Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, we hereby identify the following important factors that could cause our actual financial or operating results to differ materially from those projected, forecasted or estimated by our company in forward-looking statements.

We wish to caution investors that the following factors are hereby identified as potentially important factors that could cause our actual financial or operating results to differ materially from those projected, forecasted or estimated by us in forward-looking statements contained in this Form 10-K.

We have received reduced payments from governmental and other third-party payors for services and have experienced other changes which have increased administrative costs and reduced our revenues and profitability. Our revenues and profitability could suffer further if this trend continues.

The healthcare industry has been undergoing significant changes as third-party payors, such as Medicare, Medicaid, managed care organizations and insurers, increase their efforts to control the cost of healthcare services, including clinical laboratory services. As a result of payors' cost-reduction efforts, the amounts we received through reimbursements for testing services have been reduced. In addition, payors have limited the number and types of tests that they will fully reimburse in particular medical circumstances. In 1999, 2000 and 2001 we derived approximately 25%-30% of revenue from tests performed for beneficiaries of Medicare and Medicaid. Because the law generally requires clinical laboratories to accept a Medicare and Medicaid reimbursement amounts as payment in full, when these payors unilaterally reduce the fees they are willing to pay for services, we usually have no choice but to accept the reduced payments. Cost-reduction efforts by Medicare, Medicaid, managed care organizations and insurers have had and may continue to have a material adverse effect on our revenues and profitability. We expect additional efforts in the future by payors to reduce their healthcare costs, and if these efforts succeed, revenues and profitability could suffer further.

The continued importance of the managed care sector could have a negative impact on our profitability.

We believe that California has among the highest enrollment rates in managed care plans of any state in the United States, with approximately 52% of the population covered at the end of 1999. The importance of the managed care sector presents challenges that could continue to have a material effect on our financial condition, results of operations and cash flow. These challenges include:

          - Capitated Payment Contracts. Managed care organizations generally negotiate for capitated payment contracts for a substantial portion of their business. Under these contracts, clinical laboratories receive a fixed monthly fee per individual enrolled with the managed care organization for all laboratory tests performed during the month. Southern California is the most competitive market in the United States in terms of capitated reimbursement rates for laboratory services. In Southern California, capitated reimbursement rates, according to a 1999 survey, averaged approximately $0.65-$0.85 per member per month. In the same survey, areas in the northeastern United States reported rates as high as $1.50 per member per month. Capitated payment contracts shift the risk and cost of additional testing from the managed care organization to the clinical laboratory. Approximately 35%-40% of our testing volume and approximately 10%-15% of revenue in 2001 were generated from capitated agreements with managed care organizations.

          - Pricing History. Clinical laboratory companies, including our company, historically have competitively priced their agreements with managed care organizations. Laboratory companies typically have had the opportunity, based upon patient and physician convenience, to perform not only the testing covered under the contract, but also higher priced fee-for-service testing relating to non-managed care patients of participating physicians. As the number of patients under managed care organizations increased, however, less fee-for-service business was available to augment the lower margin managed care business. Furthermore, physicians became increasingly affiliated with more than one managed care organization, and, therefore, a clinical laboratory might receive little, if any, additional fee-for-service testing from them. If physicians elect not to consolidate their managed care and fee-for-service laboratory testing with Unilab to the extent we anticipated when we entered into our managed care agreements, our revenues and profitability could be negatively affected.

          - Recent Bankruptcies During 2000, and to a lesser extent in 2001, a number of independent physician associations in California went through bankruptcy. This trend may continue and may result in declines in the volume of tests that we perform for independent physician associations until patients are assigned to another health care provider. This development has reduced and, in the future, could reduce our revenues from independent physician associations.

          - Ongoing Value of Managed Care Agreements. As part of our strategy and ongoing sales efforts, we review managed care agreements to better align pricing with the level of service Unilab provides. To the extent we attempt to renegotiate these agreements, we may not be able to maintain agreements with managed care providers, and even if we do, we may be unable to renegotiate them in a way that is favorable to our company and to realize increased reimbursement rates.

The Clinical laboratory testing industry is subject to extensive, complex and frequently changing government regulations, which can have adverse effects upon us.

The clinical laboratory testing industry is subject to extensive and complex governmental regulation, which is frequently changing. We are subject to extensive governmental regulation at both the federal and state levels in the following areas, among others:

          -    level of reimbursement from government payors;

          -    healthcare billing fraud and abuse;

          - relationships with clients within the restrictions of kickback and self-referral laws;

          - licensing/certification requirements and quality assurance for clinical laboratories and personnel, with increasing scrutiny from California on licensure and training of personnel who draw patient specimens, known as phlebotomists;

          -    anti-markup legislation;

          -    environmental protection; and

          -    occupational safety.

We expect that in some of these areas governmental regulation, particularly at the California state level, will increase or become more burdensome. Generally, increased governmental regulation raises costs and negatively impacts margins. Adverse consequences of our failure to meet governmental requirements in these areas include civil and criminal penalties, exclusion from participation in government healthcare programs such as Medicare and Medicaid and prohibitions or restrictions on the use of our laboratories. Existing or future governmental regulation could have a material adverse effect on our business, financial condition, results of operations and prospects.

Some of our marketing and billing practices have been subject to federal and state investigations and related legal claims. This has resulted, and in the future may result, in facing penalties and changes in the conduct of our business.

We settled federal and California investigations of some of our past marketing and billing practices in 1993 and 1996 for an aggregate amount of $7.2 million. In connection with these government settlements, we voluntarily implemented a more formal and comprehensive compliance program to review our billing procedures and other compliance matters. The settlements did not constitute an admission of wrongdoing with respect to any issue of law or fact arising from the civil action brought on behalf of the United States that gave rise to the Department of Justice investigation. The Department of Justice settlements addressed the U.S. government's contention that we submitted improper Medicare, CHAMPUS and Federal Employee Health Benefits program claims for unnecessary blood tests with respect to five tests (HDL, LDL, TIBC, PBG and serum ferritin) offered in conjunction with basic blood chemistry profiles and allegations relating to payments for hemogram indices in conjunction with claims for complete blood counts. The California settlements addressed the State of California's contention that improper Medicaid claims were submitted with respect to these tests.

In November 1999, without any admission of wrongdoing, we reached a settlement with a group of thirteen insurance companies in the amount of $0.6 million in connection with claims related to our prior settlement agreement with the federal government.

In May of 1999, we learned of a federal investigation under the False Claims Act relating to our billing practices for certain test procedures including offering apolipoprotein in conjunction with coronary risk panel assessments In cooperation with the government, we have completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which it has requested information. We cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. The resolution of such investigation could be material to our operating results for any particular period, depending upon the level of income for such period. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment by us of approximately $2.8 million. We cannot assure you that this matter will be resolved pursuant to this offer. Although we dispute the claims that are the subject of the investigation and hope to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, we have recorded a legal charge, included in legal and other non-recurring charges in the statement of operations for the year ended December 31, 2001 of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

We require a significant amount of cash to service debt and expand our business as planned.

Our ability to make payments on debt, and to fund acquisitions, will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that business will generate sufficient cash flow from operations, that the strategy to increase operating efficiencies through cost savings and operating improvements will be realized or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to service our debt or to fund other liquidity needs. In order to pay the principal amount of our debt at maturity, we may need to refinance all or a portion of the debt, on or before maturity. We may not be able to refinance any of the debt, on commercially reasonable terms or at all. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding business as planned.

Our substantial leverage could adversely affect our ability to run our business.

We have, and will continue to have, a significant amount of indebtedness. This indebtedness could have important consequences on our ability to operate effectively. For example, our indenture and credit facility:

          -    limit our ability to borrow  additional  funds or to obtain other
               financing   in  the   future   for   working   capital,   capital
               expenditures, acquisitions and general corporate purposes;

          - require us to dedicate a substantial portion of cash flow from operations to pay down the indebtedness, thereby reducing the funds available to use for working capital, capital expenditures, acquisitions and general corporate purposes;

          -    make  us  more  vulnerable  to  economic   downturns  and  reduce
               flexibility in responding to changing business and economic conditions;

          - limit our flexibility in planning for, or reacting to, changes in the business or industry;

          - place us at a competitive disadvantage to competitors with less debt; and

          - restrict our ability to pay dividends, repurchase or redeem capital stock or debt, merge or consolidate with another entity.

The terms of indenture and credit facility allow us to incur further indebtedness, which would heighten the foregoing risks. Under the credit facility, we are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under our credit facility.

The complexities of clinical laboratory billing may negatively affect our revenues and cash flow.

Billing for clinical laboratory testing services is complicated. The industry practice of performing tests in advance of payment and without certainty as to the outcome of the billing process may negatively affect our revenues and cash flow. Laboratories must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. In addition, the billing information requirements of the various payors have become increasingly stringent, typically conditioning reimbursement to us on the provision of proper medical necessity and diagnosis codes by the requisitioning client. This complexity may increase bad debt expense, due primarily to several non-credit related issues such as missing or incorrect billing information on test requisitions.

Among many other factors complicating our billing are:

          - disputes between payors as to which party is responsible for payment;

          -    disparity in coverage among various payors; and

          - the difficulty of adherence to specific compliance requirements, diagnosis coding and procedures mandated by various payors.

The complexity of clinical laboratory billing also tends to cause delays in our cash flow. Confirming incorrect or missing billing information generally slows down the billing process and increases the aging of accounts receivable. We assume the financial risk related to collection, including the potential uncollectibility of accounts and delays due to incorrect and missing information and the other complex factors identified above.

Our growth strategy depends in part upon our ability to acquire other clinical laboratories. Therefore, the inability to make acquisitions that meet our criteria could impede growth or harm our ability to maintain or improve our competitive position.

As part of Unilab's business strategy, we pursue selected acquisition opportunities that we believe will enable us to generate revenue growth, achieve additional operating efficiencies and solidify or enhance our competitive position. However, it cannot be assured that we will be able to acquire clinical laboratories that meet our target criteria on satisfactory terms, if at all.

In addition, our acquisition program requires substantial capital resources, and the operations of the acquired clinical laboratories require ongoing capital expenditures. We may need to obtain additional capital or financing, from time to time, to fund these activities. It cannot be assured, however, that sufficient capital or financing will be available to us on satisfactory terms, if at all.

If we were unable to continue to grow through acquisitions in a way that meets investor expectations, our share price may decline.

Difficulties with the integration of any new acquisitions may impose substantial costs and delays and cause other problems for us.

Acquisitions involve a number of risks relating to our ability to integrate an acquired business into existing operations. These risks include possible difficulties relating to:

          -    assimilation of acquired operations and personnel;

          - integration of acquired businesses' equipment, service offerings, networks and technologies and financial and information systems;

          -    coordination   of   geographically   separated   facilities   and
               workforces;

          - coordination of acquired businesses' sales, marketing and service development efforts; and

          -    maintenance  of  common  standards,   controls,   procedures  and
               policies.

The process of integrating operations of acquired businesses, including their personnel, could cause interruptions to our business, including that of the acquired businesses. Employees who may be key to the integration effort or the ongoing operations may choose not to continue to work for us following the closing of the acquisitions. Further, the process of integration may require a disproportionate amount of time and attention of our management, which may distract management's attention from its day-to-day responsibilities. For the above reasons, it is possible that we may not realize all or any of the anticipated benefits of an acquisition, either at all or in a timely manner. If that happens and we incur significant costs, it could have a material adverse impact on our business.

In addition, any interruption or deterioration in service resulting from an acquisition may result in a client's decision to stop using us for clinical laboratory testing. We perform most clinical laboratory testing under arrangements that are terminable at will or on short notice.

We operate in an intensely competitive environment which could cause us to lower prices, resulting in reduced revenues and profit margins, or to lose market share.

The independent clinical laboratory testing industry is highly competitive. Independent clinical laboratories fall into two categories. The first includes smaller, local laboratories that generally offer fewer tests and services and have less capital than the larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients, characterized by a high level of personal and localized services. The second category of independent clinical laboratories, which includes laboratories such as us, consists of larger regional or national laboratories that provide a broader range of tests and services. These regional and national laboratories may have greater financial and other resources than us, which could place us at a competitive disadvantage. We also compete with hospital laboratories, which generally operate with low volumes and quick turnaround times. To compete successfully in California, we may be required to increase operating costs, reduce prices and take other measures that could have an adverse effect on our financial condition, results of operations and cash flow. If Unilab is unable to compete successfully, we may lose market share.

Technology changes may lead to the development of cost-effective point-of-care testing that could negatively impact our testing volume and revenues.

The clinical laboratory testing industry is characterized by changing technology and the ongoing development of new testing procedures. Technology changes may lead to the development of more cost-effective point-of-care testing equipment and procedures that can be operated and performed by physicians in their offices and hospital laboratories or by patients themselves in certain cases without requiring the services of clinical laboratories. Development of such technology and new procedures could negatively impact our testing volume and related revenues.

We compete with some of our clients. If they reduce or discontinue purchases of our laboratory testing services, revenues could decline.

We compete with some of our clients, such as hospital laboratories and smaller independent laboratories, in the clinical laboratory testing market. These organizations often refer tests to us that they either cannot or elect not to perform themselves. These parties may no longer refer tests to us if they decide to develop and market tests similar to Unilab's. If the hospital and independent laboratories decide to reduce or discontinue purchases of our tests, revenue may be reduced.

Our loss of key management personnel or our inability to hire and retain skilled employees at its clinical laboratories could adversely affect the business.

Our success is dependent in part on the efforts of key members of our management team. The loss of their services could materially adversely affect our business, financial condition, results of operations or prospects. We do not currently maintain key person life insurance on any of our key employees. The success of our clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals who perform our clinical laboratory testing or billing services. The competition for skilled professionals is intense. The loss of healthcare professionals or the inability to recruit these individuals in our markets could adversely affect our ability to operate business efficiently and profitably and could harm our ability to maintain our desired level of client service.

The tight labor market for qualified and experienced laboratory personnel has led to an increase in salaries and hourly wages. We may face further wage pressures if this trend continues, which could negatively impact our profitability.

Our principal laboratory operations are in California, where the labor market for experienced technical and clerical personnel is very competitive. For example, the competition for qualified cytotechnologists, medical technologists and phlebotomists, as well as clerical personnel, has forced us to increase salaries and wages for these positions and spend more on recruitment efforts. This trend has and, in the future, could negatively affect profitability. In addition, we are increasingly having to draw blood at our patient service centers as physicians do less of this work in their offices, requiring us to increase phlebotomy personnel. This, combined with payor reimbursement limitations and California training and certification requirements, have increased and, in the future, will increase our costs.

If we do not comply with laws and regulations governing the confidentiality of medical information, we could be subject to damages, fines or penalties. Federal and state initiatives in this area could require us to spend substantial sums on new information systems and could adversely affect our ability to transmit patient data.

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

Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the U.S. Secretary of Health and Human Services to develop regulations to protect the security and privacy of individually identifiable health information that is electronically transmitted and received or transmitted and maintained in any other form or medium. The U.S. Secretary of Health and Human Services has published regulations under HIPAA that would protect the security and privacy of individual health information that is transmitted or received, electronically, such as over the Internet. When these regulations become effective, they will require holders or users of protected identifiable health information to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to us are also required to comply with these laws and regulations. If a patient's privacy is violated, or if we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines and penalties. Compliance with the HIPAA rules could require us to spend substantial sums, which could negatively impact our profitability. We cannot predict the total financial or other impact of these regulations on us.

Our electronic communications with clients are strictly governed by state and federal laws and regulations. We have implemented encryption technology to protect patient medical information. However, use of encryption technology does not guarantee the privacy and security of confidential information. We believe that we are in material compliance with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data.

Our net revenue will be diminished if payors do not authorize reimbursements for our services.

There have been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services. Third party payors, including MediCal and Medicare, are challenging the prices charged for medical products and services. In addition, government and other third party payors increasingly are limiting both coverage and the level of reimbursement for our tests. If government and other third party payors do not provide adequate coverage and reimbursement for the tests, our net revenue may decline.

A purported class action has been filed against us and our board of directors in connection with our November 1999 recapitalization. It is not possible to predict the likelihood of a favorable or unfavorable outcome.

On November 4, 1999, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us and our board of directors by two of our former stockholders, seeking compensatory damages, prejudgment interest, expenses on behalf of the class of shareholders and a preliminary injunction against the November 1999 recapitalization. The complaint alleges, among other things, that the proxy statement relating to the recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the recapitalization amounted to a breach of the fiduciary duties owed to our stockholders by our directors. Plaintiffs and defendants negotiated a settlement in principle of the action, subject to completion of confirmatory discovery and definitive documentation relating to the settlement and court approval. However, on November 15, 2000, plaintiffs announced they would not agree to consummate the settlement. On September 26, 2001, plaintiffs filed a second amended complaint against us and our former board of directors. The second amended complaint adds as a defendant BT Alex. Brown, the investment banker that delivered a fairness opinion in connection with our recapitalization. The complaint asserts additional claims and allegations, including that the defendants brought the company private in order to obtain large profits for themselves and others, to the detriment of the public shareholders prior to the recapitalization. The complaint also seeks exemplary damages. We believe the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

Professional liability litigation can be costly to defend, may harm our reputation and result in large damage awards, which our insurance may not adequately cover or which may make it more expensive or difficult to obtain insurance in the future.

As a provider of clinical laboratory testing services, we are subject in the normal course of business to lawsuits involving alleged negligence in performing laboratory tests and other similar legal claims. These lawsuits can be costly to defend and involve claims for substantial damages. We maintain insurance which is believed to be adequate to cover Unilab's exposure to professional liability claims. However, the current insurance may not be adequate and we may not be able to obtain adequate insurance at an acceptable cost in the future. Professional liability lawsuits could also have an adverse effect on our client base by damaging our reputation.

Any failure in our information technology systems could significantly increase testing turn-around time, reduce our production capacity and otherwise disrupt operations. Any of these circumstances could reduce our customer base and result in lost revenue.

Our laboratory operations depend, in part, on the continued and uninterrupted performance of our information technology systems. The significant growth we have experienced in California through our acquisitions have necessitated continued expansion and upgrading of our information technology infrastructure. Sustained system failures or interruption in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Our business, results of operations and financial condition could be adversely affected by a system failure.

Our computer systems are vulnerable to damage or interruption from a variety of sources, including telecommunication failures, electricity brownouts or blackouts, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in the information technology systems. Our insurance policies may not adequately compensate us for any losses that may occur due to failures in the systems.

If a catastrophe strikes our clinical laboratory facilities or if we experience sustained interruptions in electrical service, we may be unable to serve our clients in a timely manner, if at all.

Our clinical and processing facilities may be affected by catastrophes such as earthquakes or by sustained interruptions in electrical service. Earthquakes are of particular significance because our clinical laboratory facilities are located in California, an earthquake-prone area. Interruptions in electrical service are also of particular concern since we operate in California, which is experiencing significant problems with its electricity systems. If our existing clinical laboratory facilities or equipment were affected by natural disasters or electrical brownouts or blackouts, we would be unable to process clients' samples in a timely manner and unable to operate the business in a commercially competitive manner. We carry earthquake insurance with coverage amounts of up to $20.0 million per year. Despite this precaution, there is no assurance that Unilab could recover quickly from a serious earthquake or other disaster.

Our principal stockholders, Kelso Investment Associates VI, LP and KEP VI, LLC, have significant control over us. This means that the principal stockholders could cause us to act, or refrain from acting, in a way that minority stockholders do not believe is in their best interest.

Kelso Investment Associates VI, LP and KEP VI, LLC beneficially own approximately 41.4% of the outstanding shares of our common stock. The Kelso affiliates and designees will be able to elect all of our directors, appoint new management and approve any action requiring the approval of stockholders, including amendment of our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by the Kelso affiliates and designees will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. The interest of Kelso and its affiliates could conflict with your interests. Because of their large percentage of ownership, these Kelso affiliates will have significant control over our management and policies. This may have the effect of deterring hostile takeovers, delaying or preventing change in control or changes in management, or limiting the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our quarterly operating results have varied in the past and may vary in the future.

If our quarterly net revenue and operating results fall below the expectations of securities analysts and investors, the market price of our common stock could fall substantially. Operating results vary depending on a number of factors, many of which are outside our control, including:

          -    demand for tests;

          -    loss of significant client contract;

          -    new test introductions by competitors;

          -    changes in our pricing policies or those of competitors;

          -    the hiring and retention of key personnel;

          -    wage and cost pressures;

          -    changes in fuel prices or electrical rates;

          -    costs related to acquisitions of technologies or businesses; and

          -    seasonal and general economic factors.

The price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock will trade may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory and other healthcare service companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class-action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management's attention and resources from the operation of our business.

Item 2.       Properties

Our corporate headquarters are located in leased offices at 18448 Oxnard Street, Tarzana, California 91356. Our regional laboratories are located in Los Angeles, San Jose, and Sacramento.

We lease laboratory facilities and PSCs. All of the major laboratory facilities have been built or improved for the purpose of providing clinical laboratory testing services. We believe facilities are suitable and adequate and have sufficient production capacity for our operations as currently conducted and as anticipated to be conducted. We believe that if the lease was lost on any of the PSCs or STAT laboratories, we could find alternate space at competitive market rates and relocate operations to such new locations without disruption. However, if we lost the lease on any of the three main laboratory facilities, we could experience a temporary disruption in operations until such time as we relocate to a new facility.

We operate 386 PSCs and approximately 39 STAT laboratories. PSCs are typically approximately 900 square feet in size and accommodate one to two phlebotomists (technicians who draw blood), draw chairs, supplies and other office materials. STAT laboratories are typically 3,000 square feet in size. STAT laboratories typically accommodate about eight employees and contain a limited amount of equipment to perform high volume, low cost and quick turn around time tests such as glucose monitoring, pregnancy and complete blood count blood tests, among others.


Item 3.         Legal Proceedings

General

We are a party to various legal proceedings arising in the ordinary course of our business. Although the ultimate disposition of these proceedings is not determinable, we do not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon our financial condition, liquidity or results of operations.


Shareholders Lawsuit

On November 4, 1999, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us and our board of directors by two of our former stockholders, seeking compensatory damages, prejudgment interest, expenses on behalf of the class of shareholders and a preliminary injunction against the November 1999 recapitalization. The complaint alleges, among other things, that the proxy statement relating to our recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the recapitalization amounted to a breach of the fiduciary duties owed to our stockholders by our directors. Plaintiffs and defendants negotiated a settlement in principle of the action, subject to completion of confirmatory discovery and definitive documentation relating to the settlement and court approval. However, on November 15, 2000, plaintiffs announced that they would not agree to consummate the settlement. On September 26, 2001, plaintiffs filed a second amended complaint against us and our former board of directors. The second amended complaint adds as a defendant BT Alex. Brown, the investment banker that delivered a fairness opinion in connection with our recapitalization. The complaint asserts additional claims and allegations, including that the defendants brought the company private in order to obtain large profits for themselves and others, to the detriment of the public shareholders prior to the recapitalization. The complaint also seeks exemplary damages. We believe the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

Billing Investigation

In May of 1999, we learned of a federal investigation under the False Claims Act relating to our billing practices for certain test procedures including offering apolipoprotein in conjunction with coronary risk panel assessments. In cooperation with the government, we have completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which it has requested information. We cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. The resolution of such investigation could be material to our operating results for any particular period, depending upon the level of income for such period. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment by us of approximately $2.8 million. We cannot assure you that this matter will be resolved pursuant to this offer. Although we dispute the claims that are the subject of the investigation and hope to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, we have recorded a legal charge, included in legal and other non-recurring charges in the statement of operations for the year ended December 31, 2001 of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

Department of Justice

We settled federal and California investigations of some of our past marketing and billing practices in 1993 and 1996 for an aggregate amount of $7.2 million. In connection with these government settlements, we voluntarily implemented a more formal and comprehensive compliance program to review our billing procedures and other compliance matters. The settlements did not constitute an admission of wrongdoing with respect to any issue of law or fact arising from the civil action brought on behalf of the United States that gave rise to the Department of Justice investigation. The Department of Justice settlements addressed the U.S. government's contention that we submitted improper Medicare, CHAMPUS and Federal Employee Health Benefits program claims for unnecessary blood tests with respect to five tests (HDL, LDL, TIBC, PBG and serum ferritin) offered in conjunction with basic blood chemistry profiles and allegations relating to payments for hemogram indices in conjunction with claims for complete blood counts. The California settlements addressed the State of

California's contention that improper Medicaid claims were submitted with respect to these tests.

Other Settlements

In November 1999, without any admission of wrongdoing, we reached a settlement with a group of thirteen insurance companies in the amount of $0.6 million in connection with claims related to our settlement agreement with the federal government.

We settled claims brought by a former employee regarding employment benefits and recorded a legal charge of $0.6 million in December 2001.

Item 4.       Submission Of Matters to a Vote of Security Holders

              Not Applicable

PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

Market Information

Our common stock has traded on the NASDAQ stock market under the symbol "ULAB" since June 6, 2001. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices reported on the NASDAQ stock market for our common stock for the periods indicated.

                                                     Price Range of Common Stock
                                                     ---------------------------
    Year ended December 31, 2001                         High            Low
                                                     ---------------------------
    Second quarter (June 6, 2001 through
    June 30, 2001)                                  $   27.00         $   20.33
    Third quarter                                       29.81             20.35
    Fourth quarter                                      27.15             18.75
    First quarter 2002 (through March 27, 2002)         25.00             18.00

On March 27, 2002, the last reported sales price of our common stock was $23.89.

Dividend Policy

We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement (see Note 7 of the Notes to Financial Statements) contains a provision restricting our ability to pay dividends.

Holders

As of March 27, 2002, there were 19 holders of record of our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2001, Unilab granted a total of 567,373 options to employees and non-employee directors at a weighted average price of $16.18 per share.

During the year ended December 31, 2001, options to purchase 225,521 shares of our common stock were exercised.

The issuance and exercise of these options were exempt from registration under the Securities Act of 1933, as amended in reliance on Rule 701 of the Securities Act as securities issued under a written compensatory benefit plan established by us for the participation of Unilab's employees, directors, officers and advisors.

Use of Proceeds from Sales of Registered Securities

On June 6, 2001, we completed an Initial Public Offering ("IPO") of common stock, $.01 par value. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-60154) that was declared effective on June 5, 2001. The offering commenced on June 6, 2001 where 6,700,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters exercised an overallotment option of 1,005,000 shares on June 8, 2001. All 1,005,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment, was $123.3 million. In connection with the IPO, we incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $10.6 million. We received net proceeds from the IPO of approximately $112.7 million. The net proceeds were primarily used to repay debt and pay $2.5 million in consideration for the termination of annual fees for financial advisory services from Kelso & Company ("Kelso"), our majority shareholder. The $2.5 million paid to Kelso has been recorded as a non-recurring charge in the second quarter of 2001.

Secondary Offering

Pursuant to surviving provisions of the Stockholders' Agreement related to our November 1999 Recapitalization, during October 2001, we filed a registration statement relating to the sale of 7.5 million shares by Kelso Investment Associations VI, LP and KEP VI, LLC (collectively "Kelso"), and 1.7 million shares by certain other selling stockholders. Certain other selling stockholders exercised 0.2 million employee stock options, which are included in the 1.7 million noted above, and sold the shares in this offering. Following such sales, Kelso's ownership percentage decreased to 41.4% from 64.3%. We did not receive any proceeds from the sale of shares by the selling stockholders. In connection with this sale, Kelso and the other selling stockholders paid the underwriting discount costs and we paid the other offering expenses of $0.9 million.

Increase in Authorized Shares and Reverse Stock Split

On May 15, 2001, our Board of Directors and Stockholders approved: (1) our filing of a Restated Certificate of Incorporation that was amended to increase the number of shares of capital stock which we are authorized to issue to 75 million shares consisting of (a) 60 million shares of common stock, par value $0.01 per share and (b) 15 million shares of preferred stock, no par value, and
(2) a 1 for 0.986312 reverse stock split for the common stock. All common stock and per share data have been retroactively adjusted to reflect the 1 for
0.986312 reverse stock split.

Item 6.       Selected Financial Data

The financial statements for the years ended December 31, 2001 and 2000 were audited by Deloitte & Touche LLP. The financial statements for the years ended December 31, 1999, 1998 and 1997 were audited by Arthur Andersen LLP.

The selected financial data for each of the five years in the period ended December 31, 2001, derived from the above audited financial statements, is as follows:


                                                                         Year Ended December 31,
                                                                         -----------------------

                                                       2001         2000          1999          1998          1997
                                                       ----         ----          ----          ----          ----
                                                             (amounts in thousands, except per share amounts)

Statement of Operations Data:
    Revenue                                        $ 390,205     $ 337,508     $ 285,163     $ 217,370     $ 214,001
    Direct laboratory and field expenses:
         Salaries, wages and benefits                115,697       101,034        84,476        67,742        69,094
         Supplies                                     55,772        48,647        41,532        30,671        29,858
         Other operating expenses                     88,022        80,334        70,443        53,594        56,990
------------------------------------------------------------------------------------------------------------------------------------
                                                     259,491       230,015       196,451       152,007       155,942
    Selling, general and administrative expenses      49,959        44,005        39,060        33,530        34,570
    Legal and other non-recurring charges              6,938          --             600          --            --
    Stock-based compensation charges                  23,786          --            --            --            --
    Merger/recapitalization expenses                    --            --          25,167          --            --
    Amortization and depreciation                     15,332        12,867        10,163         7,592         8,885
------------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                         355,506       286,887       271,441       193,129       199,397
------------------------------------------------------------------------------------------------------------------------------------
    Operating income                                  34,699        50,621        13,722        24,241        14,604
    Interest expense, net                             27,452        37,699        18,845        13,538        14,068
------------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before taxes and extraordinary
    item                                               7,247        12,922        (5,123)       10,703           536
    Tax benefit (provision)                           (3,822)       28,646        11,904          --            --
------------------------------------------------------------------------------------------------------------------------------------
    Income before extraordinary item                   3,425        41,568         6,781        10,703           536
    Extraordinary item-loss on early
    extinguishments of debt, net of tax benefit of
    $4,363 for 2001 and $0 for 1999                    6,345          --          20,773          --            --
------------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                 (2,920)       41,568       (13,992)       10,703           536
    Preferred stock dividends                           --            --             108           131           138
------------------------------------------------------------------------------------------------------------------------------------
    Net income (loss) available to common
    shareholders                                   $  (2,920)    $  41,568     $ (14,100)    $  10,572     $     398
------------------------------------------------------------------------------------------------------------------------------------

Basic Net Income (Loss) Per Share (1):
    Income before extraordinary item               $    0.11     $    1.63     $    0.17     $    0.26     $    0.01
    Net income (loss)                              $   (0.10)    $    1.63     $   (0.36)    $    0.26     $    0.01

Diluted Net Income (Loss) Per Share (1):
    Income before extraordinary item               $    0.11     $    1.63     $    0.17     $    0.25     $    0.01
    Net income (loss)                              $   (0.09)    $    1.63     $   (0.28)    $    0.25     $    0.01

Weighted Average Shares Outstanding (1):
    Basic                                             29,962        25,452        39,263        40,108        39,379
    Diluted                                           30,995        25,530        46,070        42,198        39,976
Other Financial Data:
    Adjusted EBITDA (2)                            $  80,755     $  63,488     $  49,652     $  31,833     $  23,489
    Adjusted EBITDA margin (3)                          20.7%         18.8%         17.4%         14.6%         11.0%
    Net cash provided by (used in) operating
    activities                                        40,231        15,938        (8,410)       13,996         3,715
    Net cash provided by (used in) financing
    activities                                        (2,335)       (4,001)       15,720        (1,836)       (1,384)
    Net cash used in investing activities            (16,289)      (21,901)      (14,890)       (3,675)       (3,759)


Balance Sheet Data:
    Working capital                                $  70,100     $  47,306     $  33,389     $  42,932     $  28,550
    Total assets                                     266,528       235,911       193,530       142,460       118,700
    Long-term debt, including current
    portion                                          202,638       310,460       314,849       138,376       126,096
    Stockholders' equity (deficit)                    23,540      (112,436)     (158,289)      (21,367)      (32,283)



        (1) All periods presented were retroactively adjusted to reflect a 1 for 0.986312 reverse stock split of our common stock, effected on May 16, 2001.

        (2) Adjusted EBITDA is net income (loss) before interest expense, income tax benefit (provision), depreciation and amortization, and has been adjusted for legal and other non-recurring charges, stock-based compensation charges, merger/recapitalization expenses and extraordinary items. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America ("GAAP"). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to generate cash flow and to service or incur indebtedness. Adjusted EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity or performance in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to similarly captioned measures used by other companies. Moreover, our principal financing agreements contain covenants in which Adjusted EBITDA is used as a measure of financial performance.

        (3)    Adjusted  EBITDA  margin  is  Adjusted  EBITDA   expressed  as  a
               percentage of revenue.

         Note: The variations in the year-to-year  comparisons are due primarily to the acquisition of substantially all of the assets of Medical Arts Clinical Laboratories, Inc., effective July 21, 2001, the acquisition of substantially all of the assets of Pathology Associates Laboratories, Inc., effective August 11, 2000, the acquisition of substantially all of the assets of Southern California Clinical Laboratories, LLC, effective March 17, 2000, the acquisition of substantially all of the assets of Physicians Clinical Laboratories, Inc., effective May 10, 1999, and the acquisition of substantially all of the assets of Meris Laboratories, Inc., effective November 5, 1998. In 2001, we recorded legal and other non-recurring charges, stock-based compensation charges and extraordinary items. See Notes 5, 8, 9 and 10 of the Notes to Financial Statements at pages F-13, F-17, F-18 and F-21 for a more detailed discussion of these charges. See Notes 4 and 5 of the Notes to Financial Statements at page F-12 for a more detailed discussion of the legal charges and merger/recapitalization expenses recorded in 1999. In addition, we reduced the valuation allowance and recognized a tax benefit of $11.9 million in 1999 and eliminated the valuation allowance and recorded a tax benefit of $34.4 million in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the largest independent clinical laboratory testing company in California, providing comprehensive laboratory testing services to physicians, managed care groups, hospitals and other healthcare providers.

Our company was created in 1988 as a spin-off of the western U.S. clinical laboratory business of the MetPath division of Corning Incorporated, now Quest Diagnostics. We were a publicly traded company until November 1999, when affiliates of Kelso & Company completed a merger with us for approximately $484 million as part of a recapitalization transaction. As a result of the merger,

83.7% of our common stock was owned by Kelso affiliates. The principal features of the recapitalization were the conversion into cash of common stock at $5.93 per share and preferred stock at $5.75 per share, the accelerated vesting and either the cancellation or retention of outstanding stock options, and the retirement of $144.5 million of debt. Our recapitalization was primarily financed through a new common equity investment of $139.5 million by affiliates and designees of Kelso, borrowings of $160.0 million under a new senior bank credit facility and the issuance of $155.0 million of senior subordinated notes.

Our leading market position in California has been strengthened through four acquisitions in the California market since May1999 for a total purchase price of $62.4 million, subject to adjustment. These acquisitions, in addition to organic growth in testing volume and price increases, have significantly improved our results over the last three years, increasing revenue by $105.0 million, or 37%, from $285.2 million in 1999 to $390.2 million in 2001. We have increased our Adjusted EBITDA by $31.1 million, or 62.6%, from $49.7 million in 1999 to $80.8 million in 2001. Our Adjusted EBITDA increase is primarily a result of increased testing volumes, price increases, synergies realized from the successful integration of acquisitions and improvements in operating efficiencies due to operating leverage.

Acquisitions

Since May 1999, we have made four acquisitions described below in the California market:

Medical Arts Clinical Laboratories. In July 2001, we acquired substantially all of the assets of MACL for $6.8 million in cash. In addition, a contingent payment may be made by us in November 2002, subject to adjustment, for up to $1.0 million if annualized cash receipts received from specified MACL customers reach $4.5 million.

Pathology Associates Laboratories. In August 2000, we acquired substantially all the assets of PAL for $13.5 million.

Southern California Clinical Laboratories, LLC. In March 2000, we acquired various assets of SCCL for $5.2 million.

Bio-Cypher Laboartories. In May 1999, we acquired substantially all of the assets of BCL for $36.9 million.

As announced in our January 22, 2002 Press Release, we acquired FNA Clinics of America ("FNA") in January 2002. We have terminated the agreement to purchase the unidentified laboratory announced in that Press Release.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Financial Statements at page F-7. We prepare our Financial Statements in conformity with GAAP, which require us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

Revenue and Accounts Receivable

Revenue is recognized at the time the service is provided. Our revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payors to provide services at less than established billing rates.

In addition, certain laboratory services are provided pursuant to managed care contracts which provide for the payment of capitated fees (a fixed monthly fee per individual enrolled with a managed care plan for some or all laboratory tests performed during the month) rather than individual fees for tests actually performed. Revenue under capitated arrangements is recognized in the month when enrolled individuals are entitled to receive services under the terms of the related contracts.
Billing

Our net accounts receivable balance is determined after deductions for contractual adjustments, which are estimated based on established billing rates made with third party payors, and an allowance for doubtful accounts, which primarily is based on the aging of the accounts and historical collection experience.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight-line method. Goodwill is amortized over 40 years for acquisitions completed prior to January 1, 1995, over 20 years for acquisitions through November 1998 and 10 years for acquisitions through June 30, 2001. For the acquisitions that occurred after June 30, 2001 (see Note 3 of the Notes to Financial Statements at page F-10), Statement of Financial Accounting Standard ("SFAS") No. 141 requires that goodwill remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill and other long-lived assets may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, we use an estimate of undiscounted future net cash flows over the remaining life of goodwill to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. We use discounted future expected net cash flows to determine the amount of impairment loss.

Income Taxes

We establish a valuation allowance in accordance with the provisions of SFAS No.
109. We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on our improved operating performance and having fully integrated the acquisitions, we believe it is more likely than not that we will have sufficient future taxable income to realize the future tax benefits.

Reportable Segments

We have various operating segments and have aggregated into one segment in accordance with SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information".

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenue. Revenue increased $52.7 million or 15.6% to $390.2 million for the year ended December 31, 2001 from $337.5 million for the comparable prior year period. Approximately $9.7 million of the increase was attributable to revenue generated from the acquisitions of SCCL, effective March 17, 2000, PAL, effective August 11, 2000 and MACL, effective July 21, 2001. Exclusive of the acquired SCCL, PAL and MACL businesses, revenue increased $42.9 million, primarily the result of increases in reimbursement levels of $8.0 million and additional specimen volume generating $34.9 million.

We experienced a 2.2% increase, exclusive of the acquired SCCL, PAL and MACL businesses, in the average reimbursement received for each specimen processed during the year ended December 31, 2001 versus the comparable prior year period. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, the conversion of our Pap Smear testing to the Thin Prep technology and higher reimbursement from insurance carriers. Exclusive of the acquired SCCL, PAL and MACL businesses, we experienced a 10.4% increase in the number of specimens processed in our core business during the year ended December 31, 2001 versus the comparable prior year period. The volume increase was the result of a more favorable mix between new physician accounts, additional volume from existing clients and a couple of new or expanded independent practice association contracts.

Salaries, Wages and Benefits. Salaries, wages and benefits increased $14.7 million or 14.5% to $115.7 million for the year ended December 31, 2001 from $101.0 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits decreased to 29.7% for the year ended December 31, 2001 from 29.9% for the comparable prior year period. The percentage decrease resulted from the economies of scale associated with processing a significantly higher specimen volume (12.6% volume increase including the effect of the SCCL, PAL and MACL acquisitions) without the same corresponding increase in headcount. We continue to see some easing of wage pressures in the California market and reduced turnover in the traditionally higher turnover departments like specimen processing, couriers and billing personnel. Unlike the past several years we had to make wage adjustments on top of normal merit increases for phlebotomist, cytologists, medical technologists, billing personnel and couriers, we believe that there will be a return to normal merit increases in 2002. In addition, we experienced increases in health insurance premiums and in our matching contributions to participant's 401k accounts. Effective January 1, 2001, we increased our match to 100% on the first 4.0% of pre-tax contributions from a 25.0% match on the first 4.0% of pre-tax contributions that was in effect in year 2000. Since the matching contributions were increased, we have seen an increase in the employee participation rate in the 401k Plan.

Supplies. Supplies expense increased $7.1 million or 14.6% to $55.8 million for the year ended December 31, 2001 from $48.6 million for the comparable prior year period. As a percentage of revenue, supplies expense decreased to 14.3% for the year ended December 31, 2001 from 14.4% for the comparable prior year period. Our supply cost per specimen has been roughly equal to the cost per specimen in the prior year in spite of the fact that the use of the Thin Prep Pap Smear technology, which started late in 2000, is more costly. While we have been able to offset most of the increased cost from the Thin Prep kits with other vendor price reductions and efficiency improvements, we do expect supply costs will increase going forward as more of the Pap Smears convert to the Thin Prep technology. However, it is anticipated that the additional reimbursement received from this enhanced testing will more than offset the increased supply cost.

Other Operating Expenses. Other operating expenses increased $7.7 million or 9.6% to $88.0 million for the year ended December 31, 2001 from $80.3 million for the comparable prior year period. As a percentage of revenue, other operating expenses decreased to 22.6% for the year ended December 31, 2001 from 23.8% for the comparable prior year period. The percentage decrease was attributable to an 8.0% reduction, on a per specimen basis, in third party reference laboratory fees and the economies of scale and efficiencies gained from the operating leverage of the existing infrastructure.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million or 13.5% to $50.0 million for the year ended December 31, 2001 from $44.0 million for the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses decreased to 12.8% for the year ended December 31, 2001 from 13.0% for the comparable prior year period. The percentage decrease reflects the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expense.

Legal Charges. In May of 1999, we learned of a federal investigation under the False Claims Act relating to our billing practices for certain test procedures including offering apolipoprotein in conjunction with coronary risk panel assessments. In cooperation with the government, we have completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which it has requested information. We cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. The resolution of such investigation could be material to our operating results for any particular period, depending upon the level of income for such period. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment by us of approximately $2.8 million. We cannot assure you that this matter will be resolved pursuant to this offer. Although we dispute the claims that are the subject of the investigation and hope to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, we have recorded a legal charge, included in legal and other non-recurring charges in the statement of operations for the year ended December 31, 2001 of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

We settled claims brought by a former employee regarding employment benefits and recorded a legal charge of $0.6 million in December 2001.

Other Non-Recurring Charges. We recorded in the second quarter of 2001 a non-recurring charge of $2.5 million paid to Kelso, our majority shareholder, in consideration for the termination of annual fees for financial advisory services provided to us. This amount was paid out of the $112.7 million in net IPO proceeds (see Note 9 of the Notes to Financial Statements at page F-17).

In the fourth quarter of 2001, we recorded $0.9 million of legal and other charges, primarily related to expenses incurred by us for the secondary offering of our common stock completed in October 2001 (see Note 9 of the Notes to Financial Statements at page F-18).

Stock-Based Compensation Charges. For the year ended December 31, 2001, we recognized stock-based compensation charges in the statement of operations totaling $23.8 million, comprised of $1.5 million non-cash charges resulting from the vesting of service options issued to non-employee consultants that was accelerated on June 29,2001 and $22.3 million non-cash charges related to certain performance-based stock options that met contingent vesting provisions in the fourth quarter of 2001. Such charges relate to employees and consultants whose expenses would have otherwise been included in selling, general and administrative expenses. These amounts increased additional paid-in capital. In addition, expense for the one remaining tranche of 489,972 Class C performance options held by employees and for 193,258 Class B options held by non-employee consultants may be recognized in the future if the contingent provisions are met (see Note 10 of the Notes to Financial Statements at page F-21). Any ultimate possible charge is difficult to determine since the expense is based on a future stock price.

Amortization and Depreciation. Amortization and depreciation increased $2.5 million or 19.2% to $15.3 million for the year ended December 31, 2001 from $12.9 million for the comparable prior year period. The increase was primarily due to the additional amortization expense incurred from the goodwill recorded in connection with the SCCL and PAL acquisitions, and higher depreciation charges for fixed asset purchases.

Adjusted EBITDA. EBITDA decreased $24.2 million or 38.1% to $39.3 million for the year ended December 31, 2001 from $63.5 million for the comparable prior year period. Adjusting EBITDA for legal and other non-recurring charges, stock-based compensation charges and extraordinary loss on extinguishments of debt, Adjusted EBITDA for the years ended December 31, 2001 and 2000 would have been $80.8 million and $63.5 million, respectively, representing a 27.2% increase during 2001.

Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to generate cash flow and to service or incur indebtedness. Adjusted EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity or performance in accordance with GAAP. Adjusted EBITDA, as presented, may not be comparable to similarly captioned measures used by other companies. Moreover, our principal financing agreements contain covenants in which Adjusted EBITDA is used as a measure of financial performance.

Interest Expense. Net interest expense decreased $10.2 million or 27.2% to $27.5 million for the year ended December 31, 2001 from $37.7 million for the comparable prior year period. The decrease was attributable to a combination of lower debt balances due to a significant paydown of debt from proceeds received from the IPO, regularly scheduled principal payments and lower interest rates.

Tax Benefit/Provision. We establish a valuation allowance in accordance with the provisions of the SFAS No. 109, "Accounting for Income Taxes". We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on our improved operating performance in 1999 (before the merger/recapitalization expenses), 2000 and 2001 and having fully integrated the BCL, SCCL, PAL and MACL acquisitions, we believe it is more likely than not that we will have sufficient future taxable income to realize the future tax benefits.

During the year ended December 31, 2001, we recorded an income tax provision of $3.8 million, before the extraordinary loss, representing an effective tax rate of 52.7%. The effective rate differed from the statutory rate primarily due to the effects of nondeductible goodwill amortization and secondary offering expenses relative to the total amount of income before taxes and extraordinary items.

During the year ended December 31, 2000, we recorded an income tax provision of $5.8 million, representing an effective tax rate of 44.5%. The effective tax rate differed from the statutory rate primarily due to the effects of nondeductible goodwill amortization relative to the total amount of income before taxes. Additionally, during 2000, we eliminated the valuation allowance and recorded a tax benefit of approximately $38.1 million, of which $3.7 million was recorded as an increase in additional paid in capital. This resulted in a net tax benefit in the statement of operations of $28.6 million for 2000.

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

We experienced a 1.0% increase, exclusive of the acquired BCL, SCCL and PAL businesses, in the average reimbursement received for each specimen processed during the year ended December 31, 2000 versus the comparable prior year period. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, replacement of our most unprofitable accounts with other better priced business and changes in test mix to more sophisticated testing procedures for HIV and sexually transmitted and other infectious diseases. Exclusive of the acquired BCL, SCCL and PAL businesses, we experienced an 8.8% increase in the number of specimens processed during the year ended December 31, 2000 versus the comparable prior year period.

Salaries, Wages and Benefits. Salaries, wages and benefits increased $16.5 million or 19.6% to $101.0 million for the year ended December 31, 2000 from $84.5 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits increased to 29.9% for the year ended December 31, 2000 from 29.6% for the comparable prior year period. The increase resulted primarily from wage pressures in the San Jose operations and we had to make wage adjustments for cytologists, phlebotomists, information system personnel and couriers. Heading into 2001, we believe that there will likely be continued wage pressure for cytologists, phlebotomists and billing personnel. Besides wage pressures, we also had to add headcount to the phlebotomy department as more and more doctors are drawing less blood in their offices and instead are sending the patient to one of our patient service centers. This trend significantly increased during the later months of 2000. Furthermore, California has enacted new laws requiring training and certification of phlebotomists which will not only add to the cost of retaining phlebotomists but we expect will also likely make them more difficult to find.

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

Legal Charge. In 1999, we reached a settlement for $0.6 million with a group of insurance companies regarding claims by the insurance companies that we over-billed them in the early to mid-1990's in connection with several chemistry profile tests that were previously the subject of a settlement agreement with the government.

Merger/Recapitalization Expenses. On May 24, 1999, we entered into an agreement with UC Acquisition Sub, Inc., which is owned by affiliates of Kelso, under which UC Acquisition Sub, Inc. merged with and into us. The merger was completed on November 23, 1999 and was accounted for as a recapitalization. As part of the recapitalization transaction, we incurred expenses of $25.2 million related primarily to financial advisory fees, other financing fees and expenses, legal and accounting fees, printing costs, severance costs, and other miscellaneous items.

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

Adjusted EBITDA. Adjusted EBITDA increased by $13.8 million or 27.9% from $49.7 million for the year ended December 31, 1999 compared to $63.5 million for the year ended December 31, 2000. This increase excludes the effect of the $0.6 million legal charge recorded in the second quarter of 1999 and the approximately $46.0 million in merger/recapitalization expenses and extraordinary loss on extinguishment of debt recorded in the fourth quarter of 1999.

Interest Expense. Net interest expense increased $18.9 million or 100.0% to $37.7 million for the year ended December 31, 2000 from $18.8 million for the comparable prior year period. The increase was primarily due to the additional interest expense from the significant increase in leverage due to the recapitalization transaction.

Tax Benefit. We establish a valuation allowance in accordance with the provisions of the SFAS No. 109, "Accounting for Income Taxes". We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on our improved operating performance in 1998, 1999 (before the merger/recapitalization expenses) and 2000 and having fully integrated the Meris, BCL, SCCL and PAL acquisitions, management believes it is more likely than not it will have sufficient future taxable income to realize the future tax benefits and therefore eliminated our valuation allowance and recorded a tax benefit of approximately $38.1 million in 2000, of which $3.7 million was recorded as an increase in additional paid in capital. In addition, we recorded an income tax provision of $5.8 million in 2000, resulting in a net tax benefit of $28.6 million in the statement of operations.

In the third quarter of 1999 we reduced our valuation allowance by approximately $16.6 million. Approximately $4.7 million of the tax asset recorded during the third quarter of 1999 reduced the amount of goodwill from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statements of operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $40.2 million for the year ended December 31, 2001 and reflects an increase of $24.3 million over the comparable prior year period when net cash provided by operating activities was $15.9 million. The increase in cash flow from operations primarily resulted from improved earnings, before the effects of (a) non-recurring non-cash charges, (b) amortization and depreciation, and (c) deferred tax benefits, and an increase in cash collections on accounts receivable.

Net cash used by financing activities was $2.3 million for the year ended December 31, 2001, resulting from the net proceeds of our IPO of $112.7 million and $1.2 million exercised stock options offset by repayment of $54.3 million principal amount of senior subordinated notes at a redemption price of $61.2 million and $49.2 million of Term A and Term B bank loans (see Note 8 of the Notes to Financial Statements at page F-17) from the proceeds received from the IPO and $5.8 million in scheduled principal repayments under debt and capital lease obligations. Scheduled principal payments on long-term debt will be $6.8 million in 2002.

Net cash used by investing activities was $16.3 million for the year ended December 31, 2001, resulting from $8.3 million paid for acquisitions and fixed asset additions of $8.0 million. In the second quarter of 2001, we entered into an agreement to purchase approximately $2.8 million of equipment from a vendor that used to be accounted for on a per use or per click basis. Excluding the $2.8 million purchase, capital expenditures for the year ended December 31, 2001 would have been $5.2 million. We expect that our capital expenditure requirements, excluding any amounts related to acquisitions, will be approximately $7.0 million in 2002.

We have $24.2 million of cash and cash equivalents at December 31, 2001. Management believes that the amount of cash and cash equivalents available at December 31, 2001, the cash flow expected from operations, and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate for us to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

Dividend Policy

We have not paid any cash dividends on our common stock. We intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement (see Note 7 of the Notes to Financial Statements at page F-16) contains a provision restricting our ability to pay dividends.

Contractual Obligations and Commitments

The following summarizes certain of our contractual obligations at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                 Payments due by period
                                                           Less than                                        After 5
                                             Total          1 year         1-3 years       4-5 years         years
                                          ------------    ------------    ------------    ------------    ------------
Long-term debt (a)                        $  205,083      $    6,839      $   44,727      $   52,767      $  100,750
Non-cancelable leases (b)                     44,358          17,013          21,899           2,030           3,416
                                          ------------    ------------    ------------    ------------    ------------
Total                                     $  249,441      $   23,852      $   66,626      $   54,797      $  104,166
                                          ============    ============    ============    ============    ============

          (a)  As described in Note 7 of the Notes to Financial Statements.
          (b)  As described in Note 12 of the Notes to Financial Statements.

Impact of Recently Issued Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We were required to implement SFAS No. 141 on July 1, 2001, which resulted in not recognizing goodwill amortization expense on the acquisition of MACL effective July 21, 2001.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement on January 1, 2002. Application of the nonamortization provisions of SFAS No. 142, beginning in the first quarter of 2002, is expected to result in an increase in annual operating income of approximately $7.6 million. During 2002, we will perform the first of the required impairment tests of goodwill and have not yet determined what effect, if any, the results of these tests will have on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirments of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective on January 1, 2002. We believe that the adoption of SFAS 144 will not have a material effect on our results of operations or financial position.

Related Party Transactions

Under the terms of the merger agreement covering the recapitalization transaction (see Note 4 of the Notes to Financial Statements at page F-12), we paid to Kelso a one-time fee of $6.0 million plus out-of-pocket expenses, upon completion of the merger. In addition, Kelso earned annual financial advisory fees of

$600,000, from November 23, 1999 through June 30, 2001 when the advisory agreement was terminated. Kelso earned financial advisory fees of $300,000, $600,000 and $65,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Part of the net proceeds from the IPO were used to pay $2.5 million in consideration for the termination of annual fees for financial advisory services from Kelso, our majority shareholder. The $2.5 million paid to Kelso was recorded as a non-recurring charge in the second quarter of 2001.

Pursuant to surviving provisions of the Stockholders' Agreement related to our November 1999 Recapitalization, during October 2001, we filed a registration statement relating to the sale of 7.5 million shares by Kelso and 1.7 million shares by certain other selling stockholders. Certain other selling stockholders exercised 0.2 million employee stock options, which are included in the 1.7 million noted above, and sold the shares in this offering. Following such sales, Kelso's ownership percentage decreased to 41.4% from 64.3%. We did not receive any proceeds from the sale of shares by the selling stockholders. In connection with this sale, Kelso and the other selling stockholders paid the underwriting discount costs and we paid the other offering expenses of $0.9 million which were recorded as a non-recurring charge in 2001.

We sold 98,631 shares, valued at approximately $0.6 million, to our CEO in 2000.

A former CEO of our company has been retained as a consultant and receives $220,000 per year under a five-year contract that expires on November 23, 2004.

In May 1998, we entered into a promissory note for $150,000 with no interest due before May 1, 2003 with an executive of our company. The entire amount of the loan is outstanding.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

As of December 31, 2001, we had borrowings of $102.5 million under a $185.0 million credit facility. The credit facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Interest on amounts borrowed under the credit facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. The weighted average interest rates on term loans were 7.9% and 10.3% for the years ended December 31, 2001 and 2000, respectively. For every one-half percent rise in interest rates on our variable note obligations held at December 31, 2001, interest expense would increase by $0.5 million annually. We do not use interest rate swap agreements to manage our exposure to interest rate variability.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of Unilab's $98.3 million in senior notes approximates $114.5 million based on quotes from brokers. The carrying amounts of the bank indebtedness is considered to be representative of its respective fair values as its interest rates are based on market rates.


Item 8.           Financial Statements and Supplementary Data

                  Please see pages F-1 through F-29.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None


                                    PART III


Item 10.         Directors and Executive Officers of the Registrant

Information required by this Item for the directors is set forth in our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 pursuant to Regulation 14A of the 1934 Act. Such information is incorporated herein by reference and made a part hereof.

Executive Officers of the Registrant

Officers are elected annually by our Board of Directors and hold office at the discretion of our Board of Directors. The following persons serve as executive officers:

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

Item 11. Executive Compensation

The information required by this Item under the caption "Executive Compensation" is set forth in our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

The information required by this Item under the caption "Principal Holders of Shares" is set forth in our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

Item 13.         Certain Relationships and Related Transactions

The information required by this Item under the caption "Interest of Insiders in Material Transactions" is set forth in our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form  10-K

            (a)1   Financial Statements

                   Report of Independent Auditors                          F-1

                   Report of Independent Public Accountants                F-2

                   Statements of Operations for the Years Ended
                   December 31, 2001, December 31, 2000 and December
                   31, 1999                                                F-3

                   Balance Sheets at December 31, 2001 and December
                   31, 2000                                                F-4

                   Statements of Shareholders' Equity (Deficit)for
                   the Years Ended December 31, 2001, December 31,
                   2000 and December 31, 1999                              F-5

                   Statements of Cash Flows for the Years Ended
                   December 31, 2001, December 31, 2000 and December
                   31, 1999                                                F-6

                   Notes to Financial Statements                           F-7

            (a)2   Financial Statement Schedules

                   Report of Independent Auditors on
                   Financial Statement Schedule                            F-27

                   Report of Independent Public Accountants on
                   Financial Statement Schedule                            F-28

                   Schedule II - Valuation and Qualifying Accounts         F-29

            (a)3 Exhibits required to be filed by Item 601 of Regulation S-K.

                   The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned; thereunto duly authorized.

Dated:       3/28/02                               UNILAB CORPORATION



                                             By:     /s/    Brian D. Urban*
                                                     ----------------------
                                             Name:   Brian D. Urban
                                             Title:  Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer


Pursuant to the requirements of In Accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  -----                                  ----

/s/ Robert E. Whalen       Chairman of the Board, President,      March 28, 2002
--------------------       Chief Executive Officer and
Robert E. Whalen           Director(Principal Executive
                           Officer)

/s/ Brian D. Urban         Executive Vice President,              March 28, 2002
------------------         Chief Financial Officer and
Brian D. Urban             Treasurer (Principal Financial
                           and Accounting Officer)

/s/ *                      Director                               March 28, 2002
---------------------
Michael B. Goldberg

/s/ *                      Director                               March 28, 2002
--------------------
David I. Wahrhaftig


/s/ *                      Director                               March 28, 2002
------------------
James R. Maher


/s/ *                      Director                               March 28, 2002
----------------
Walker Lewis


*/s/ By Brian D. Urban
---------------------
Brian D. Urban, Attorney-in-Fact                                  March 28, 2002

                                      Index


Exhibit No.                         Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation of Unilab (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, dated June 5, 2001).

3.2 Amended and Restated By-laws of Unilab (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K, filed on April 2, 2001).

4.1 Indenture, dated as of September 28, 1999, between Unilab Finance Corp. and HSBC Bank USA relating to Unilab's 12 3/4% Senior Subordinated Notes Due 2009 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4, dated December 30,1999).

4.2 Supplemental Indenture, dated as of November 23, 1999, between Unilab, Unilab Finance Corp. and HSBC Bank USA, amending the Indenture (incorporated by reference to
                                    Exhibit 4.2 to our Registration Statement on
                                    Form S-4, dated December 30, 1999).

4.3 Assumption Agreement, dated as of November 23, 1999, between Unilab, and Unilab Finance Corp. (incorporated by reference to Exhibit
                                    4.3 to our Registration Statement on Form
                                    S-4, dated December 30, 1999).

4.4 Credit Agreement, dated as of November 23, 1999, between Unilab and the several lenders named therein (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4, dated December 30, 1999).

4.5 Capital Call Agreement, dated as of November 23, 1999, between Unilab, Kelso & Company, L.P., and Bankers Trust Company (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-4, dated December 30, 1999).

4.6                                 Form of Unilab Corporation's stock
                                    certificate (incorporated by reference to
                                    Exhibit 4.6 to our Registration Statement on Form S-1, dated June 5, 2001).

10.1 Consulting Agreement, dated December 1, 1999, between Unilab and David C. Weavil (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 dated December 30, 1999).

10.2 Non-compete Agreement, dated November 23, 1999, between Unilab, UC Acquisition Sub, Inc., and David C. Weavil (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 dated December 30, 1999).

10.3 Employment Agreement, dated January 25, 1994, between Unilab and Ian J. Brotchie (incorporated by reference to Exhibit 10.3 to our Annual report on Form 10-K, filed April 2, 2001).

10.4 Stockholders Agreement, dated November 23, 1999, among Unilab, Kelso Investment Associates VI, LLC, KEP VI, LLC and certain other stockholders of ours (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4, dated December 30, 1999)

10.5 Amendment to Stockholders Agreement, dated June 30, 2000 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on April 2, 2001).

10.6 Employment Agreement, dated July 1, 2000, between Unilab and Emmett C. Kane (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K, filed on April 2, 2001).

10.7 Employment Agreement, dated March 1, 2000, between Unilab and David W. Gee (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed on April 2, 2001).

10.8 Employment Agreement, dated November 11, 1993, between Unilab and R. Jeffrey Lanzolatta (incorporated by reference to
                                    Exhibit 10.8 to our Annual Report on Form
                                    10-K, filed on April 2, 2001).

10.9 Amendment No. 1, dated November 1, 1996, to the Employment Agreement dated November 11, 1993 between Unilab and R. Jeffrey Lanzolatta (incorporated by reference to
                                    Exhibit 10.8 to our Annual Report on Form
                                    10-K, filed on April 2, 2001).

10.10 Employment Agreement, dated November 11, 1993, between Unilab and Brian D. Urban, (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K, filed on April 2, 2001).

10.11 Employment Agreement, dated February 24, 2000, between Unilab and Robert E. Whalen (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed on April 2, 2001).

10.12 Amendment, dated July 1, 2000, to the Employment Agreement, dated January 25, 1994, between Unilab and Ian J. Brotchie (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K, filed on April 2, 2001).

10.13 Promissory Note, dated May 1, 1998, between Unilab and Brian D. Urban (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K, filed on April 2,
                                    2001).

10.14 Executive Retirement Plan, dated January 1, 1995, as amended October 1, 1997 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, dated June 5, 2001).

10.15 Deferred Compensation Arrangement, dated January 1, 1995 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, dated June 5, 2001).

10.16 Financial Advisory Agreement, dated November 23, 1999, between Unilab and Kelso & Company (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, dated June 5, 2001).

10.17 Investor Stockholders Agreement, dated November 23, 1999, between Unilab, KIA VI, KEP VI, and certain other investors (incorporated by reference to Exhibit 10.17 to our Registration Statement Form S-1, dated June 5, 2001).

10.18 Amendment to Financial Advisory Agreement between Unilab and Kelso & Company, L.P. dated May 15, 2001 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, dated June 5, 2001).

10.19 2000 Executive Stock Option Plan, dated June 19, 2000 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, dated June 5, 2001).

10.20 2001 Stock Option Plan, dated May 16, 2001 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, filed on May 16, 2001).

10.21 Amendment to 2000 Executive Stock Option Plan, dated June 5, 2001 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, dated June 5, 2001).

10.22 Amendment to 2000 Executive Stock Option Plan, dated June 29, 2001 (incorporated by reference to Exhibit 10.0 to our Quarterly Report on Form 10-Q, filed on August 13,
                                    2001).

10.23                               Amendment to 2000 Executive Stock Option
                                    Plan, dated February 6, 2002.

10.24                               Amendment to 2001 Executive Stock Option
                                    Plan, dated February 6, 2002.

10.25 Amendment, dated November 28, 2001, to Employment Agreement, dated July 1, 2000, between Unilab and Emmett C. Kane.

10.26 Amendment, dated November 28, 2001, to Employment Agreement, dated March 1, 2000, between Unilab and David W. Gee.

10.27 Amendment, dated November 13, 2001, to Employment Agreement, dated February 24, 2000, between Unilab and Robert E. Whalen.

16.1 Letter regarding change in certifying accountant (incorporated by Reference to
                                    16.1 to our 8-K/A, dated May 11, 2000).

23.1                                Consent of Deloitte & Touche LLP.

23.2                                Consent of Arthur Andersen LLP.

24.1                                Powers of Attorney.

99.1 Press Release, dated February 22, 2001, announcing 2000 results (incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K, dated April 2, 2001).

99.2 Press Release, dated April 30, 2001, announcing first quarter 2001 earnings results (incorporated by reference to
                                    Exhibit 99.1 to our 10-Q dated April 30,
                                    2001).

99.3 Press Release, dated August 1, 2001, announcing second quarter 2001 earnings results (incorporated by reference to
                                    Exhibit 99.1 to our 10-Q dated August 13,
                                    2001).

99.4 Press Release, dated October 16, 2001, announcing third quarter 2001 earnings results (incorporated by reference to
                                    Exhibit 99.1 to our 10-Q dated November
                                    13, 2001).

99.5                                Press Release, dated January 22, 2002,
                                    announcing two acquisitions.

99.6                                Press Release, dated January 24, 2002,
                                    announcing 2001 results.

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders of Unilab Corporation:

We have audited the accompanying balance sheets of Unilab Corporation as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Unilab Corporation for the year ended December 31, 1999 were audited by other auditors whose report, dated March 3, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Unilab Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Los Angeles, California
February 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Unilab Corporation:

We have audited the accompanying statements of operations, shareholders' deficit and cash flows of Unilab Corporation (a Delaware corporation) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements of operations, shareholders' deficit and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Unilab Corporation for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



ARTHUR ANDERSEN LLP

Los Angeles, California
March 3, 2000

                               UNILAB CORPORATION

                            STATEMENTS OF OPERATIONS


                                                        For the years ended December 31,
                                                        2001         2000          1999
                                                        ----         ----          ----
                                               (amounts in thousands, except per share amounts)

Revenue                                              $ 390,205    $ 337,508    $ 285,163
-----------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
    Salaries, wages and benefits                       115,697      101,034       84,476
    Supplies                                            55,772       48,647       41,532
    Other operating expenses                            88,022       80,334       70,443
-----------------------------------------------------------------------------------------
                                                       259,491      230,015      196,451
Selling, general and administrative expenses            49,959       44,005       39,060
Legal and other non-recurring charges                    6,938           --          600
Stock-based compensation charges                        23,786           --           --
Merger/recapitalization expenses                            --           --       25,167
Amortization and depreciation                           15,332       12,867       10,163
-----------------------------------------------------------------------------------------
         Total Operating Expenses                      355,506      286,887      271,441
-----------------------------------------------------------------------------------------
Operating Income                                        34,699       50,621       13,722
Interest expense, net                                   27,452       37,699       18,845
-----------------------------------------------------------------------------------------
Income (Loss) before Taxes and Extraordinary Item        7,247       12,922       (5,123)
Tax Benefit (Provision)                                 (3,822)      28,646       11,904
-----------------------------------------------------------------------------------------
Income before Extraordinary Item                         3,425       41,568        6,781
Extraordinary Item - loss on early extinguishments
of debt, net of tax benefit of $4,363 for 2001 and
$0 for 1999                                              6,345           --       20,773
-----------------------------------------------------------------------------------------
Net Income (Loss)                                       (2,920)      41,568      (13,992)
Preferred Stock Dividends                                   --           --          108
-----------------------------------------------------------------------------------------
Net Income (Loss) Available to Common Shareholders   $  (2,920)   $  41,568    $ (14,100)
-----------------------------------------------------------------------------------------
Basic Net Income (Loss) Per Share:
Income before extraordinary item                     $    0.11    $    1.63    $    0.17
Extraordinary item                                       (0.21)          --        (0.53)
-----------------------------------------------------------------------------------------
Net income (loss)                                    $   (0.10)   $    1.63    $   (0.36)
-----------------------------------------------------------------------------------------

Diluted Net Income (Loss) Per Share:
Income before extraordinary item                     $    0.11    $    1.63    $    0.17
Extraordinary item                                       (0.20)          --        (0.45)
-----------------------------------------------------------------------------------------
Net income (loss)                                    $   (0.09)   $    1.63    $   (0.28)
-----------------------------------------------------------------------------------------
Weighted Average Shares Outstanding:
Basic                                                   29,962       25,452       39,263
Diluted                                                 30,995       25,530       46,070
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                               UNILAB CORPORATION

                                 BALANCE SHEETS


                                                                              December 31,
                                                                           2001        2000
                                                                           ----        ----
                                                                        (amounts in thousands,
                                                                      except per share amounts)
Assets
----------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                              $  24,200    $   2,593
Accounts receivable, net of allowance for doubtful accounts
    of $32,517 and $24,924 in 2001 and 2000, respectively                 62,702       62,860
Inventory of supplies                                                      4,423        4,427
Deferred tax assets                                                       17,702       15,031
Prepaid expenses and other current assets                                  2,888        1,428
----------------------------------------------------------------------------------------------
     Total current assets                                                111,915       86,339
----------------------------------------------------------------------------------------------
Property and equipment, net                                               13,465       12,595
Deferred tax assets                                                       43,692       34,408
Goodwill, net of accumulated amortization of $26,412 and $18,803
   in 2001 and 2000, respectively                                         90,600       91,499
Other intangible assets, net                                                 581        1,177
Other assets                                                               6,275        9,893
----------------------------------------------------------------------------------------------
                                                                       $ 266,528    $ 235,911
----------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                                      $   6,839    $   7,142
Accounts payable and accrued liabilities                                  22,111       21,198
Accrued payroll and benefits                                              12,865       10,693
----------------------------------------------------------------------------------------------
     Total current liabilities                                            41,815       39,033
----------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                   195,799      303,318
Other liabilities                                                          5,374        5,996
Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock, no par value; Authorized 15,000 shares; none issued           -            -
Common stock, $.01 par value; Authorized 60,000 shares;
    Issued and Outstanding - 33,435 and 25,504 at December 31, 2001
    and 2000,  respectively                                                  334          255
Additional paid-in capital                                               292,417      153,600
Accumulated deficit                                                     (269,211)    (266,291)
----------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                      23,540     (112,436)
----------------------------------------------------------------------------------------------
                                                                       $ 266,528    $ 235,911
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                                         UNILAB CORPORATION
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        For the years ended December 31, 2001, 2000 and 1999
                                          (amounts in thousands, except per share amounts)


                                                                                                                          Total
                                                                         Convertible          Additional              Shareholders'
                                                                         -----------          ----------              -------------
                                                Common Stock            Preferred Stock        Paid-In    Accumulated    Equity
                                                ------------            ---------------        -------    -----------    ------
                                            Shares       Amount       Shares       Amount      Capital      Deficit     (Deficit)
                                            ------       ------       ------       ------      -------      -------     ---------

Balances, December 31, 1998                 40,150    $     401          364    $       4    $ 228,401    $(250,173)   $ (21,367)
Issuance of shares to certain Board
  Directors for services rendered               38            -            -            -          100            -          100
Issuance of shares at $0.45-$2.03
  upon exercise of options                     386            4            -            -          323            -          327
Miscellaneous issuances/repurchases
  of stock from employees                      (39)           -            -            -           88            -           88
Issuance of shares in connection
  with the BCL acquisition                     986           10            -            -        3,240            -        3,250
Conversion of note and accrued
  interest to common stock                   4,619           46            -            -       14,003            -       14,049
Effect of the merger/recapitalization
  transaction                              (20,735)        (207)        (364)          (4)     (96,839)     (43,586)    (140,636)
Issuance of preferred stock dividend -
  $0.36 per share                                -            -            -            -            -         (108)        (108)
Net loss                                         -            -            -            -            -      (13,992)     (13,992)
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                 25,405    $     254            -    $       -    $ 149,316    $(307,859)   $(158,289)
Purchase of shares by CEO                       99            1            -            -          584            -          585
Tax effect of the merger/
  recapitalization transaction                   -            -            -            -        3,700            -        3,700
Net income                                       -            -            -            -            -       41,568       41,568
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                 25,504    $     255            -    $       -    $ 153,600    $(266,291)   $(112,436)
Issuance of shares in connection
  with initial public offering               7,705           77            -            -      112,657            -      112,734
Issuance of shares at $0.63-$5.93
  upon exercise of options                     226            2            -            -        1,217            -        1,219
Tax benefit from exercise of options             -            -            -            -        1,157            -        1,157
Stock-based compensation charges                 -            -            -            -       23,786            -       23,786
Net loss                                         -            -            -            -            -       (2,920)      (2,920)
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001                 33,435    $     334            -    $       -    $ 292,417    $(269,211)   $  23,540
------------------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.



                               UNILAB CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                               For the years ended December 31,
                                                                                2001         2000        1999
                                                                              --------     --------    --------
                                                                                    (amounts in thousands)

Cash Flow From Operating Activities:
Net income (loss)                                                           $  (2,920)   $  41,568    $ (13,992)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
       Amortization and depreciation                                           15,332       12,867       10,163
       Provision for doubtful accounts                                         28,342       24,524       20,572
       Stock-based compensation charges                                        23,786            -            -
       Non-cash legal and merger/recapitalization expenses                      2,800            -        5,892
       Loss on early extinguishments of debt                                    6,345            -            -
       Loss on disposals of property and equipment                                 32            -            -
Net changes in assets and liabilities affecting operations,
net of acquisitions:
       Increase in Accounts receivable                                        (27,884)     (34,003)     (21,636)
       (Increase) decrease in Inventory of supplies                                 4         (212)        (623)
       (Increase) decrease in Prepaid expenses and other current assets        (1,460)         282         (736)
       Increase in Deferred tax assets                                        (11,955)     (29,181)     (11,904)
       (Increase) decrease in Other assets                                        335          570         (140)
       Increase (decrease) in Accounts payable and accrued liabilities          3,562       (4,164)       4,489
       Increase (decrease) in Accrued payroll and benefits                      2,872        2,410         (820)
       Other                                                                    1,040        1,277          325
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            40,231       15,938       (8,410)
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Borrowings under third party debt and revolving credit facility                     -        7,000      310,765
Payments of third party debt and revolving credit facility                   (109,371)     (11,586)    (145,993)
Premium paid in connection with the retirement of the senior
subordinated notes                                                             (6,917)           -            -
Financing costs under the new senior notes and credit facility                      -            -       (8,635)
Purchase of old stock and stock options less new equity investment                  -            -     (140,636)
Net proceeds from issuance of common stock                                    112,734          585            -
Proceeds from exercise of options                                               1,219            -          327
Other                                                                               -            -         (108)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            (2,335)      (4,001)      15,720
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                           (8,029)      (4,843)      (6,286)
Payments for acquisitions, net of cash acquired                                (8,260)     (17,058)      (8,604)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (16,289)     (21,901)     (14,890)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           21,607       (9,964)      (7,580)
Cash and Cash Equivalents - Beginning of Year                                   2,593       12,557       20,137
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Year                                     $  24,200    $   2,593    $  12,557
-------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.



                               UNILAB CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   Description of Unilab and Significant Accounting Policies

     a. Description of Unilab

     Unilab Corporation ("Unilab" or "the Company") provides clinical laboratory testing services to physicians, managed-care organizations, hospitals and other health care providers primarily in the State of California.

     b. Increase in Authorized Shares and Reverse Stock Split

     On May 15, 2001, the Company's Board of Directors and Stockholders approved: (1) the Company's filing of a Restated Certificate of Incorporation that was amended to increase the number of shares of capital stock which the Company is authorized to issue to 75 million shares consisting of (a) 60 million shares of common stock, par value $0.01 per share and (b) 15 million shares of preferred stock, no par value, and (2) a 1 for 0.986312 reverse stock split for the common stock. All common stock and per share data have been retroactively adjusted to reflect the 1 for
     0.986312 reverse stock split.

     c. Inventory of Supplies

     Inventories, which consist principally of purchased clinical laboratory supplies, are valued at the lower of cost (first-in, first-out) or market.

     d. Revenue Recognition

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

     e. Use of Estimates

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

     f. Fair Value of Financial Instruments and Concentration of Credit Risk

     The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's $98.3 million in senior notes approximates $114.5 million based on quotes from brokers. The carrying amounts of the floating rate bank term loans are considered to be representative of their respective fair values as their interest rates are based on current market rates. The Company believes that the Company's capital lease obligations approximate fair value based on current yields for debt instruments of similar quality and terms.

     Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal and California Medicare/Medicaid programs. Revenue, net of contractual allowances, from direct billings under Federal and California Medicare/Medicaid programs during each of the years ended December 31, 2001, 2000 and 1999 approximated 25-30% of revenue.

     g. Property and Equipment

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

     h. Goodwill

     Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized using the straight-line method. Goodwill is amortized over 40 years for acquisitions completed prior to January 1, 1995, over 20 years for acquisitions through November 1998 and 10 years for acquisitions through June 30, 2001. For the acquisitions that occurred after June 30, 2001 (see Note 3), Statement of Financial Accounting Standard ("SFAS") No. 141 requires that goodwill remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

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

      i. Other Intangible Assets

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

     j. Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis for financial reporting purposes and the basis for tax purposes, in accordance with SFAS No. 109, "Accounting for Income Taxes".

     k. Cash and Cash Equivalents

     For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     l. Reportable Segments

     The Company has various operating segments and has aggregated into one reportable segment in accordance with SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information".

     m. Net Income Per Share

     Basic net income (loss) per common share has been computed by dividing the net income (loss) less preferred dividends by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares used in the calculation of basic earnings per share was 30.0 million, 25.5 million and 39.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Diluted net income (loss) per share includes the effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued plus a reduction of interest expense assuming conversion of the convertible debt. In 2001, the weighted average number of dilutive stock options were 1.0 million, which reduced the net loss per share by $0.01. In 2000, the weighted average number of dilutive stock options were 0.1 million, which had no effect on the diluted net income per share calculation. In 1999, the weighted average number of dilutive stock options were 2.4 million and the incremental shares from the assumed conversion of the $14.0 million subordinated convertible note and assumed conversion of the preferred stock were 4.1 million and 0.3 million respectively.

     n.  Stock-based Compensation

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

     o. Financial Instruments

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

2.    Property and Equipment, Net and Other Intangible Assets

      Property and equipment, net consists of the following:

                                                           December 31,
                                                      2001             2000
                                                 -------------    -------------
                                                     (amounts in thousands)
      Buildings                                  $    3,100       $    3,166
      Leasehold improvements                         11,154            9,476
      Laboratory and other equipment                 41,587           36,489
      Furniture and fixtures                          5,279            4,460
                                                 -------------    -------------
                                                     61,120           53,591
      Less-accumulated depreciation
        and amortization                             47,655           40,996
                                                 -------------    -------------
                                                 $   13,465       $   12,595
                                                 =============    =============

     Depreciation expense was approximately $7.1 million in 2001, $5.5 million in 2000 and $4.8 million in 1999.

     Other intangible assets consist of the following:
                                                           December 31,
                                                      2001             2000
                                                  -------------    -------------
                                                    (amounts in thousands)
             Customer lists                       $    7,675       $    7,675
             Covenants not to compete                    235              235
                                                  -------------    -------------
                                                       7,910            7,910
             Less-accumulated amortization             7,329            6,733
                                                  -------------    -------------
                                                  $      581       $    1,177
                                                  =============    =============

     Amortization expense for goodwill, other intangible assets and certain other deferred costs was approximately $8.2 million in 2001, $7.4 million in 2000 and $5.4 million in 1999.

3.   Acquisitions

     On April 5, 1999, Unilab and Physicians Clinical Laboratory, Inc. (doing business as Bio Cypher Laboratories) ("BCL") signed an asset purchase agreement whereby Unilab acquired substantially all of the assets of BCL. The acquisition was completed on May 10, 1999. The purchase price consisted of a $25.0 million subordinated promissory note, the issuance of 1.0 million shares of Unilab common stock valued at $3.3 million and approximately $8.6 million of cash. In addition, Unilab acquired $8.8 million of tangible assets, the majority of which are trade accounts receivable, and assumed liabilities of approximately $3.5 million. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of BCL since May 10, 1999.

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

     The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition. Such allocation consisted of accounts receivable of $0.8 million, goodwill of $4.2 million and accrued employee benefits of $0.1 million. The $2.6 million payment due over the following two years was non-interest bearing and therefore such amount was discounted at 9% to its then present value of $2.3 million.

     On August 11, 2000, Unilab and Pathology Associates Laboratories ("PAL") signed an asset purchase agreement whereby Unilab acquired certain assets of PAL. The purchase price consisted of a cash payment of $13.5 million and the assumption of net assets of $1.7 million, consisting primarily of accounts receivable. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of PAL since August 11, 2000.

     The purchase price was primarily allocated to the net assets acquired based on their fair value at the date of acquisition. Such allocation consisted of accounts receivable of $2.3 million, goodwill of $11.8 million, other assets of $0.2 million and accrued employee benefits and other liabilities of $0.8 million.

     On July 21, 2001, Unilab and Medical Arts Clinical Laboratories ("MACL") signed an asset purchase agreement whereby the Company acquired certain assets of MACL. The acquisition was accounted for under the purchase method of accounting and the statements of operations include the results of MACL since July 21, 2001.

     The purchase price allocation included $6.5 million of goodwill and is pending final determination of certain acquired intangibles. In addition, a contingent payment may be made to the seller in November 2002 for up to $1.0 million which could result in an adjustment to goodwill, if annualized cash receipts are above $4.5 million.

     The following unaudited pro forma results of operations for the year ended December 31, 1999 (in thousands) has been prepared as if the acquisition of BCL occurred on January 1, 1999. The impact of the MACL acquisition in 2001 and SCCL and PAL acquisitions in 2000 were not material to the Company's results of operations and consequently, pro forma information is not presented.

                                                                 Year Ended
                                                             December 31, 1999
                                                          ---------------------
                                                                (Unaudited)

                           Revenue                                $   303,688
                           Net loss                                   (17,875)
                           Basic net loss per share               $     (0.45)
                           Diluted net loss per share             $     (0.36)

     For the purpose of the above pro forma information, historical financial results of Unilab for 1999 has been adjusted primarily for the historical results of BCL from January 1, 1999, an increase in interest expense due to the additional debt incurred to purchase BCL and an increase in amortization of goodwill.

     The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented or of future operations of the combined operations.

4.   Recapitalization

     On May 24, 1999, the Company entered into an agreement with UC Acquisition Sub, Inc., which was owned by affiliates of Kelso & Company ("Kelso"), under which UC Acquisition Sub, Inc. merged with and into the Company. The merger was completed on November 23, 1999. With the completion of the merger, 93.0% of the Company's common stock was owned by Kelso, its affiliates and designees and management and the remaining 7.0% was held by a limited number of investors. The transaction was accounted for as a recapitalization.

     Besides the merger, the other principal features of the recapitalization included:

     - The conversion into cash of approximately 44.3 million shares of common stock at $5.93 per share, the conversion into cash of 364,000 shares of preferred stock at $5.75 per share and the accelerated vesting and either the cancellation or retention of outstanding stock options for cash consideration of $15.4 million; and

     - The retirement of $144.5 million of debt, consisting of $119.5 million of 11% senior notes and the $25.0 million note issued in connection with the BCL acquisition. In order to retire such debt, the Company paid a premium of $17.2 million and additionally wrote-off $3.6 million of deferred financing costs. The retirement premium and the write-off of the deferred financing costs, which totaled $20.8 million, has been shown as an extraordinary loss for the early extinguishment of debt in the statement of operations.

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


5.   Legal Proceedings

     The Company settled federal and California investigations of some of its past marketing and billing practices in 1993 and 1996 for an aggregate amount of $7.2 million. In connection with these government settlements, the Company voluntarily implemented a more formal and comprehensive compliance program to review its billing procedures and other compliance matters. The settlements did not constitute an admission of wrongdoing with respect to any issue of law or fact arising from the civil action brought on behalf of the United States that gave rise to the Department of Justice investigation. The Department of Justice settlements addressed the U.S. government's contention that the Company submitted improper Medicare, CHAMPUS and Federal Employee Health Benefits program claims for unnecessary blood tests with respect to five tests (HDL, LDL, TIBC, PBG and serum ferritin) offered in conjunction with basic blood chemistry profiles and allegations relating to payments for hemogram indices in conjunction with claims for complete blood counts. The California settlements addressed the State of California's contention that improper Medicaid claims were submitted with respect to these tests.

     In November 1999, without any admission of wrongdoing, the Company reached a settlement with a group of thirteen insurance companies in the amount of $0.6 million in connection with claims related to the Company's settlement agreement with the federal government.

     On November 4, 1999, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and its board of directors by two of the Company's former stockholders, seeking compensatory damages, prejudgment interest, expenses on behalf of the class of shareholders and a preliminary injunction against the November 1999 recapitalization. The complaint alleges, among other things, that the proxy statement relating to the Company's recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the recapitalization amounted to a breach of the fiduciary duties owed to the Company's stockholders by its directors. Plaintiffs and defendants negotiated a settlement in principle of the action, subject to completion of confirmatory discovery and definitive documentation relating to the settlement and court approval. However, on November 15, 2000, plaintiffs announced that they would not agree to consummate the settlement. On September 26, 2001, plaintiffs filed a second amended complaint against the Company's and its former board of directors. The second amended complaint adds as a defendant BT Alex. Brown, the investment banker that delivered a fairness opinion in connection with the Company's recapitalization. The complaint asserts additional claims and allegations, including that the defendants brought the Company private in order to obtain large profits for themselves and others, to the detriment of the public shareholders prior to the recapitalization. The complaint also seeks exemplary damages. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

     In May of 1999, the Company learned of a federal investigation under the False Claims Act relating to its billing practices for certain test procedures including offering apolipoprotein in conjunction with coronary risk panel assessments In cooperation with the government, the Company has completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which they requested information. The Company cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. The resolution of such investigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment by the Company of approximately $2.8 million. The Company cannot assure that this matter will be resolved pursuant to this offer. Although we dispute the claims that are the subject of the investigation and hope to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, the Company has recorded a legal charge, included in legal and other non-recurring charges in the statement of operations for the year ended December 31, 2001 of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

     The Company has settled claims brought by a former employee regarding employment benefits and recorded a legal charge of $0.6 million in December 2001.

     The Company is a party to various legal proceedings arising in the ordinary course of the Company's business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the Company's financial condition, liquidity or results of operations.

6.   Income Taxes

     For the year ended December 31, 2001, the Company recorded an income tax provision of $3.8 million, comprised of current federal and state tax provisions of $12.7 million and $3.1 million, respectively, and deferred federal and state tax benefits of $9.7 million and $2.3 million, respectively. In addition, the Company recorded a $4.4 million extraordinary income tax benefit related to the extinguishments of debt and a $1.2 million income tax benefit recorded to additional paid in capital attributable to employee stock option exercises during the year ended December 31, 2001.

     For the year ended December 31, 2000, the Company recorded an income tax provision of $5.8 million, comprised of current federal and state tax provisions of $0.4 million and $0.1 million, respectively, and deferred federal and state tax provisions of $4.1 million and $1.2 million, respectively. In addition, the Company reduced its valuation allowance recorded against its deferred tax assets by $38.1 million (after consideration of additional deferred tax assets resulting from the recapitalization transaction described in Note 4) and recognized a tax benefit of $34.4 million in the statement of operations and $3.7 million as an increase to additional paid in capital. This resulted in a net income tax benefit of $28.6 million recorded in the statement of operations for the year ended December 31, 2000. For the year ended December 31, 1999, no provision for Federal or State income taxes was recorded.

     A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory Federal income tax rate to income from operations before income taxes is as follows:

                                                                               Years Ended December 31,
                                                                        2001              2000             1999
                                                                   ---------------     ------------    --------------
                                                                                (amounts in thousands)
       Computed income taxes at U.S. statutory rate                  $   2,536         $    4,523       $  (9,064)
       State income taxes, net of federal benefit                          539                812               -
       Amortization and write-off of goodwill and intangible
           assets disallowed for income tax purposes                       387                387             411
       Non-deductible expenses                                             321                  -           3,250
       Change in valuation allowance                                         -            (34,400)         (5,790)
       Other                                                                39                 32            (711)
                                                                     -------------     -------------    -------------
                                                                     $   3,822         $  (28,646)      $ (11,904)
                                                                   =============     =============    =============

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                       2001             2000
                                                  -------------    -------------
                                                      (amounts in thousands)
        Deferred tax assets:
        Bad debt reserve                          $   12,243       $    8,390
        Intangible assets                             12,457           15,110
        Stock-based compensation                      10,185                -
        Property and equipment                         3,244            1,912
        Accrued liabilities                            4,600            2,994
        Net operating loss carryfowards               21,274           23,661
                                                  -------------    -------------
                                                      64,003           52,067
        Deferred tax liabilities:
        State taxes                                    2,609            2,628
                                                  -------------    -------------
                                                  $   61,394       $   49,439
                                                  =============    =============

     The Company established a valuation allowance in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's improved operating performance in 1998, 1999 (before the merger/recapitalization expenses) and 2000 and having fully integrated the Meris, BCL, SCCL and PAL acquisitions, management believes it is more likely than not it will have sufficient future taxable income to realize the future tax benefits and therefore eliminated its valuation allowance in the fourth quarter of 2000.

     In the third quarter of 1999 the Company reduced its valuation allowance by approximately $16.6 million. Approximately $4.7 million of the tax asset recorded during the third quarter of 1999 reduced the amount of goodwill from certain acquisitions and the remaining amount of the benefit was recognized as an income tax benefit in the statements of operations.

     The Company has net operating loss carryforwards for tax purposes in the U.S. which are available to offset future taxable income through 2019. At December 31, 2001, available net operating loss carryforwards for U.S. tax purposes were approximately $57.1 million. Net operating loss carryforwards for California state tax purposes were approximately $14.7 million. Utilization of the net operating losses may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

7.   Long-Term Debt

     Long-term debt consists of the following:

                                                                              December 31,
                                                                            2001       2000
                                                                           ------      ------
                                                                         (amounts in thousands)
     New Senior Notes, interest at 12.75 percent payable semi-annually     $ 98,305   $151,007
     Old Senior Notes, interest at 11.0 percent payable semi-annually             -        388
     Six year bank term loan, interest at LIBOR plus applicable margin       29,343     48,572
     Seven year bank term loan, interest at LIBOR plus applicable margin     73,163    108,225
     Obligation under capital lease collateralized by land and building
     with interest due through 2004                                           1,827      2,268
                                                                           --------   --------
                                                                            202,638    310,460
     Less - current portion                                                   6,839      7,142
                                                                           --------   --------
                                                                           $195,799   $303,318
                                                                           ========   ========

     As part of the recapitalization transaction (see Note 4), the Company completed an offering of $155.0 million of senior notes (the "New Senior Notes") in September 1999 and entered into a credit agreement (the "Credit Agreement") with a syndicate of banks and other financial institutions for a $185.0 million credit facility (the "Credit Facility").

     The New Senior Notes were issued at a discount at 97.27% per note. The aggregate discount on the New Senior Notes approximated $4.2 million and is charged to operations as additional interest expense over the life of the New Senior Notes using the effective interest method. The remaining unamortized discount at December 31, 2001 and 2000 was $2.4 million and $4.0 million respectively. Interest on the New Senior Notes is 12.75% and is payable on April 1st and October 1st of each year. The New Senior Notes are due October 2009 and the Company is not obligated to make any mandatory redemption or sinking fund payment with respect to the New Senior Notes prior to maturity.

     The New Senior Notes are not redeemable prior to October 1, 2004, after which the New Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such New Senior Notes (the "Indenture"), plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2002, the Company may redeem up to 35% of the outstanding notes with the net proceeds of one or more public offerings of common stock of the Company, at a redemption price of 112.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date (see Note 8 for notes repaid with proceeds from IPO).

     In the event of a change in control, as defined in the Indenture, holders of the New Senior Notes will have the right to require the Company to purchase their notes, in whole or in part, at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

     The New Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all unsubordinated indebtedness of the Company. In addition, the Indenture limits the ability of the Company to pay dividends or distributions on capital stock or repurchase capital stock and incur additional indebtedness, under certain circumstances.

     The $185.0 million Credit Facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Any borrowings under the revolving line of credit are due October 2005 and no amounts are outstanding at December 31, 2001 and 2000. The Term A loan is due in quarterly principal payments of $1.3 million starting in December 2001 and increasing to $1.7 million in December 2002, $2.1 million in December 2003 and $2.6 million in December 2004 through September 2005. The Term B loan is due in quarterly principal payments of $0.2 million through September 2005 and increasing to $17.6 million in December 2005 through September 2006. In addition, the Credit Agreement requires mandatory repayment for various items, including a percentage of annual excess cash flow, as defined. Interest on amounts borrowed under the Credit Facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. The weighted average interest rates on term loans were 7.9%, 10.3%, and 10.4% for the years ended December 31, 2001, 2000 and 1999, respectively. The amounts outstanding under the Credit Facility are subject to certain restrictive covenants. The covenants include, but are not limited to, requirements that the Company maintains specified financial ratios and stays within defined limitations on capital expenditures and additional indebtedness. The Company also cannot declare or pay any dividends. All obligations under the Credit Facility are secured by substantially all of the Company's assets (see Note 8 for principal repaid with proceeds from IPO).

     As part of the recapitalization transaction, the Company tendered for $120.0 million (face value) of senior notes ("Old Senior Notes") existing prior to the recapitalization. 99.6% of the holders of the Old Senior Notes accepted the Company's tender offer; however, 0.4% of holders did not tender and therefore $0.4 million of the Company's Old Senior Notes were outstanding. Interest on the Old Senior Notes was 11% and was payable on April 1st and October 1st of each year. The Old Senior Notes were due April 2006 and were not redeemable prior to April 1, 2001, after which the Old Senior Notes were redeemable at any time at the option of the Company, in whole or in part, at various redemption prices as set forth in the indenture covering such notes, plus accrued and unpaid interest, if any, to the date of redemption. On April 2, 2001 all the Old Senior Notes were redeemed.


     At December 31, 2001, future scheduled principal payments of long-term debt are as follows (in thousands):



                             Years Ended December 31,
                             2002                           $         6,839
                             2003                                     8,684
                             2004                                    10,238
                             2005                                    25,805
                             2006                                    52,767
                             Thereafter                             100,750
                                                            -----------------
                                                                    205,083
                             Bond discount                            2,445
                                                            -----------------
                                                            $       202,638
                                                            =================

8.   Early Extinguishment of Debt

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

     On July 9, 2001, $54.3 million in principal of the $155.0 million in 12.75% senior subordinated notes due October 2009 was repaid with proceeds from the IPO, which represents 35% of the outstanding notes. In order to retire such debt, the Company paid a premium of $6.9 million and additionally wrote-off $1.4 million in note discount and $1.4 million in deferred financing costs. The retirement premium and write-off of the note discount and deferred financing costs, which totaled $9.7 million, is shown as an extraordinary item, net of tax, in the amount of $5.8 million in the statement of operations.

     As part of the recapitalization in 1999 the Company retired $144.5 million of debt and recognized an extraordinary loss of $20.8 million (see Note 4).

9.   Shareholders' Equity

     Convertible Preferred Stock

     As part of the recapitalization transaction (see Note 4), 364,000 shares of convertible preferred stock which had been outstanding were redeemed for $5.75 a share. Holders of the convertible preferred stock were entitled to receive, when and as declared by the Company's Board of Directors of the Company, cumulative dividends at an annual rate of $0.36 per share, payable semiannually on June 30 and December 30 in each year.

     Initial Public Offering, Increase in Authorized Shares and Reverse Stock Split

     On June 6, 2001, the Company completed an IPO of common stock, $0.01 par value. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-60154) that was declared effective by the SEC on June 5, 2001. The offering commenced on June 6, 2001 where 6,700,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters exercised an overallotment option of 1,005,000 shares on June 8, 2001. All 1,005,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment, was $123.3 million. In connection with the IPO, the Company incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $10.6 million. The Company received net proceeds from the IPO of approximately $112.7 million. The net proceeds were primarily used to repay debt and pay $2.5 million in consideration for the termination of annual fees for financial advisory services from Kelso & Company ("Kelso"), the Company's majority shareholder. The $2.5 million paid to Kelso has been recorded as a non-recurring charge in the second quarter of 2001.

     On May 15, 2001, the Company's Board of Directors and Stockholders approved: (1) the Company's filing of a Restated Certificate of Incorporation that was amended to increase the number of shares of capital stock which the Company has authorized to issue to 75 million shares consisting of (a) 60 million shares of common stock, par value $0.01 per share and (b) 15 million shares of preferred stock, no par value, and (2) a 1 for 0.986312 reverse stock split for the common stock. All common stock and per share data have been retroactively adjusted to reflect the 1 for
     0.986312 reverse stock split.

     Secondary Offering

     Pursuant to surviving provisions of the Stockholders' Agreement related to the Company's November 1999 Recapitalization, during October 2001, the Company filed a registration statement relating to the sale of 7.5 million shares by Kelso Investment Associations VI, LP and KEP VI, LLC (collectively "Kelso"), and 1.7 million shares by certain other selling stockholders. Certain other selling stockholders exercised 0.2 million employee stock options, which are included in the 1.7 million noted above, and sold the shares in this offering. Following such sales, Kelso's ownership percentage decreased to 41.4% from 64.3%. Unilab did not receive any proceeds from the sale of shares by the selling stockholders. In connection with this sale, Kelso and the other selling stockholders paid the underwriting discount costs and Unilab paid the other offering expenses of $0.9 million.

     Preferred Stock

     The Company is authorized to issue 15,000,000 shares of preferred stock, none of which are currently outstanding. The Company's board of directors may, without stockholder approval, issue more than one series of preferred stock, fix the number of shares, dividend rights, conversion rights, redemption rights, liquidation preferences, privileges and restrictions applicable to the preferred stock it decides to issue.

10.  Employee Benefits

     Profit Sharing Plan

     The Company provides a savings plan under Section 401(k) of the Internal Revenue Code covering most employees. Company contributions to the plan totaled approximately $2.6 million, $0.4 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of January 1, 2001 the Company contribution was increased to 100% of the first 4% from 25% of the first 4% contributed by the employee.

     Executive Retirement Plan

     The Company maintains the Unilab Corporation Executive Retirement Plan (the "SERP"), an unfunded defined contribution plan, for the benefit of designated key employees. Prior to the recapitalization (see Note 4), the benefit earned each year was issued into participants' accounts through memorandum shares, which represent rights to receive stock of the Company at a future date. After the recapitalization, participants receive an annual contribution to their account as well as earning interest on their account balance at prime plus two percent. The benefit formula to determine amounts earned by participants is primarily based on the employee's final five-year average compensation and years of service. Pension expense for the SERP was approximately $0.5 million, $0.5 million and $2.7 million (of which $2.1 million is included in merger/recapitalization expenses in the Statement of Operations) for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the accumulated obligation included in other liabilities in the balance sheet was approximately $3.6 million and $3.0 million, respectively. The weighted average discount rate and rate of increase in future compensation levels used in determining the present value of benefit obligations were 5.49% and 3.8% in 2001, 6.35% and 3.8% in 2000, and 5.1% and 3.8% in 1999.

     Stock Option Plans

     As approved by the Company's shareholders, the Company maintained until the November 23, 1999 consummation of the recapitalization transaction, the Unilab Corporation Stock Option and Performance Incentive Plan (the "Employee Option Plan") and the Unilab Corporation Non-Employee Directors Stock Plan (the "Directors Option Plan").

     Under the terms of the Employee Option Plan, incentive stock options, non-statutory stock options, reload options or rights, stock appreciation rights, restricted or unrestricted shares of Unilab stock, performance shares or units and tax offset payments could be granted to any of the Company's employees, with limited exceptions, and options for a maximum of 3,945,248 shares of the Company's common stock could be granted. No employee could receive annual awards of or relating to more than 246,578 shares of Unilab common stock.

     Under the terms of the Directors Option Plan, each outside director received an annual option grant of 9,863 shares and an additional annual option grant of 9,863 shares was awarded to each outside director who served as the chairman of a committee or committees of the Company's Board of Directors.

     All outstanding options under the Employee Option Plan and the Director Option Plan were cashed out in the recapitalization transaction.

     2000 Executive Stock Option Plan. In 2000, the Company adopted, and on June 29, 2000 the Company's stockholders approved, the Executive Stock Option Plan (the "2000 Plan") for certain key employees. The 2000 Plan was designed to attract and retain key employees of Unilab. The 2000 Plan authorizes the issuance of voting common stock to officers and key employees under terms and conditions set by the Company's Board of Directors. The 2000 Plan initially provided for two types of options (Class A and Class B options) that vest as specified by the stock option agreements as follows: (1) in three equal installments on each of the first three anniversaries of the closing of the recapitalization transaction on November 23, 1999 or on grant date if after November 23, 1999 (Class A options); and (2) based on the occurrence of an exit event (as defined) and achievement of certain share price exit values (Class B options). All options will expire 10 years from the closing of the recapitalization transaction or from the grant date if after November 23, 1999.

     On June 5, 2001, the Company amended the 2000 Plan to adjust the vesting provisions of Class B performance options that have been granted to employees. Under the 2000 Plan, as amended, these Class B options converted to Class C options and vest in three discrete tranches contingent upon:

     - the price of the Company's common stock exceeding a defined average closing price threshold over all of the consecutive trading days within a six month calendar period (certain exclusions may apply if vesting occurs in connection with the announcement of a transaction pursuant to which the Company may be acquired), and a minimum applicable price on the last trading day of such six month calendar period equal to 85% of pre-defined closing price threshold;

     - the holder of the Class C option being a director, officer or employee of Unilab or any Unilab subsidiary on the vesting date; and

     - the defined average closing price thresholds for the granted and outstanding options are $17.79 for 760,974 options, $22.54 for 591,870 options and $27.88 for 489,972 options.

     On June 29, 2001, the Company amended the 2000 Plan to accelerate the vesting of the Class A service options held by the Company's non-employee consultants. The modification to fully vest the Class A non-employee service options resulted in compensation expense of $1.4 million in the quarter ended June 30, 2001.

     The Company has not amended the vesting provisions of any Class B performance options held by the Company's non-employee consultants. Class B options held by consultants will continue to vest upon the occurrence of an exit event and Kelso's realization of a certain minimum return on its investments in the Company.

     On October 17, 2001, to assure consistency among new option grants, the Company amended the 2000 Plan so as to allow options granted under that plan to be in accordance with the Company's 2001 Stock Option Plan.

     2001 Stock Option Plan. On May 15, 2001 the Company adopted, and on May 16, 2001 the shareholders approved the Unilab Corporation 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is intended to promote the interests of Unilab and its stockholders by providing officers and other employees with appropriate incentives to encourage them to enter into and continue in the Company's employ and to acquire a proprietary interest in the equity success of Unilab; to provide incentives to the Company's non-employee directors that are directly linked to increases in stock value; and to reward the performance of individual officers, other employees, consultants and non-employee directors in fulfilling their personal responsibilities for long-range achievements.

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

     The following presents the status of the Company's stock option plans as of December 31, 1999, 2000 and 2001:


                                                                     Weighted
                                                                      Average
                                                      Number         Exercise
                                                    of Shares          Price
                                                 --------------   ------------
      Outstanding at December 31, 1998              5,242,740     $       2.98
           Granted                                    701,268             2.35
           Exercised                                 (385,154)            0.85
           Forfeited                                 (159,576)            5.41
           Redeemed/Rolled-over as part
           of the recapitalization                 (5,399,278)            2.98
                                                 --------------   --------------
      Outstanding at December 31, 1999                      -                -
          Granted                                   3,533,726     $       5.93
          Exercised                                         -                -
          Forfeited                                   (75,870)            5.93
          Rolled-over options from prior Plan         119,516             2.07
                                                 --------------   --------------
      Outstanding at December 31, 2000              3,577,372     $       5.80
          Granted                                     567,373            16.18
          Exercised                                  (225,521)            5.40
          Forfeited                                   (44,384)            5.93
                                                 --------------   --------------
      Outstanding at December 31, 2001              3,874,840     $       7.34
                                                 ==============   ==============


     As part of the recapitalization transaction (see Note 4), certain executive and managerial employees had the option to rollover their existing stock options instead of having the stock options redeemed in cash at the spread between $5.93 a share and the stock option exercise price. Certain individuals elected to rollover their stock options, valued at $0.5 million, into a new stock option plan. In addition, all outstanding options became immediately vested and were cancelled (except for those rolled-over) for cash consideration of $15.4 million as part of the recapitalization.

     The following is summary information about the Company's stock options outstanding at December 31, 2001:



                              Weighted      Weighted                   Weighted
              Outstanding      Average       Average   Exercisable at   Average
  Exercise    at December    Remaining      Exercise    December 31,   Exercise
   Price       31, 2001     Term (years)      Price         2001         Price
-----------   -----------   -----------   -----------   -----------   ----------
$  0.63-4.82      91,375           5.7    $      2.18        91,375   $     2.18
        5.93   3,368,970           8.0           5.93     1,992,265         5.93
 16.00-27.91     414,495           9.8          19.82        20,000        22.20
 -----------   -----------   -----------  -----------   -----------   ----------
$ 0.63-27.91   3,874,840           8.1    $      7.33     2,103,640   $     5.92

     Stock-Based Compensation

     For the year ended December 31, 2001, the Company recognized stock-based compensation charges in the statement of operation totaling $23.8 million, comprised of $1.5 million non-cash charges related to service options issued to non-employee consultants that were accelerated on June 29, 2001 and $22.3 million non-cash charges related to certain Class C performance-based stock options that met the contingent vesting provisions on December 6, 2001. Such charges relate to employees and consultants whose expenses would have otherwise been included in selling, general and administrative expenses. These amounts increased additional paid-in capital. In addition, expense for the one remaining tranche of 489,972 Class C performance options held by employees and for 193,258 Class B options held by non- employee consultants may be recognized in the future if the contingent provisions are met. Any ultimate possible charge is difficult to determine since the expense is based on a future stock price.

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

     If compensation cost for the Company's plans were determined based on the fair value at the grant dates of options consistent with the method of SFAS No. 123, income before extraordinary item of $3.4 million would have been reduced to the pro forma amount of $1.0 million, and net loss of $2.9 million would have been increased to the pro forma amount of $5.3 million for the year ended December 31, 2001. Pro forma basic and diluted income before extraordinary item per share would have been $0.03, and pro forma basic and diluted net loss per share would have been $0.18 and $0.17, respectively, for the year ended December 31, 2001. For the year ended December 31, 2000, the Company's net income of $41.6 million would have been reduced to the pro forma amount of $40.3 million, while basic and diluted net income per share would have been $1.58.

     The weighted average fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model and was $13.26 and $4.07 for the years ended December 31, 2001 and 2000, respectively. The fair value of options granted was determined using the following assumptions for the year ended December 31, 2001: risk-free interest rates of 4.3% to 5.4%, no dividend yield, expected life of approximately 10 years which equals the remaining lives of the grants, and an expected volatility of 50%. The fair value of options granted was determined using the following assumptions for the year ended December 31, 2000: risk-free interest rates of 5.3% to 6.4%, no dividend yield, expected life of approximately 10 years which equals the remaining lives of the grants, and an expected volatility of 50%.

11.  Related Party Transactions

     Under the terms of the merger agreement covering the recapitalization transaction (see Note 4), the Company paid to Kelso a one-time fee of $6.0 million plus out-of-pocket expenses, upon completion of the merger. In addition, Kelso earned annual financial advisory fees of $600,000, from November 23, 1999 through June 30, 2001 when the advisory agreement was terminated. Kelso earned financial advisory fees of $300,000, $600,000 and $65,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Part of the net proceeds from the IPO were used to pay $2.5 million in consideration for the termination of annual fees for financial advisory services from Kelso, the Company's majority shareholder. The $2.5 million paid to Kelso was recorded as a non-recurring charge in the second quarter of 2001.

     Pursuant to surviving provisions of the Stockholders' Agreement related to the Company's November 1999 Recapitalization, during October 2001, the Company filed a registration statement relating to the sale of 7.5 million shares by Kelso and 1.7 million shares by certain other selling stockholders. Certain other selling stockholders exercised 0.2 million employee stock options, which are included in the 1.7 million noted above, and sold the shares in this offering. Following such sales, Kelso's ownership percentage decreased to 41.4% from 64.3%. Unilab did not receive any proceeds from the sale of shares by the selling stockholders. In connection with this sale, Kelso and the other selling stockholders paid the underwriting discount costs and Unilab paid the other offering expenses of $0.9 million which were recorded as a non-recurring charge in 2001.

     The Company sold 98,631 shares, valued at approximately $0.6 million, to the Company's CEO in 2000.

     A former CEO of the Company has been retained as a consultant and receives $220,000 per year under a five-year contract that expires on November 23, 2004.

     In May 1998, the Company entered into a promissory note for $150,000 with no interest due before May 1, 2003, with an executive of the Company. The entire amount of the loan is outstanding.

12.  Commitments and Contingencies

      Property and equipment leased under capital leases is as follows:

                                                               December 31,
                                                          2001            2000
                                                       ----------     ----------
                                                         (amounts in thousands)
     Building                                         $    3,100      $   3,100
     Less-Accumulated amortization                         2,514          2,308
                                                      ----------      ----------
     Net leased property under capital leases         $      586      $     792
                                                      ==========      ==========

      As of December 31, 2001, future minimum rental payments required under capital and operating leases that have initial or remaining noncancelable terms in excess of one year are approximately as follows:

                                                                  Capital          Operating
                                                                   Leases            Leases
                                                                -------------     -------------
                                                                   (amounts in thousands)

              2002                                              $       822       $   16,191
              2003                                                      863           10,133
              2004                                                      594            6,337
              2005                                                        -            3,972
              2006                                                        -            2,030
              Thereafter                                                  -            3,416



                                                                -------------     -------------
              Total minimum lease payments                            2,279       $   42,079
                                                                                  =============
              Less:  Amount representing interest                       452
                                                                -------------
              Present value of net minimum lease payments       $     1,827
                                                                =============

     Rental expense for operating leases was approximately $17.7 million, $17.7 million and $15.3 million in 2001, 2000 and 1999, respectively.

     The Company has employment and severance agreements with its principal officers and certain other key employees. Such agreements expire at various dates through December 2005 and most automatically renew for successive one or two year periods, depending on the employee, until one of the parties gives notice of termination in accordance with the agreement. The agreements also provide for annual bonuses for certain officers and key employees, dependent upon the achievement of certain performance objectives. In addition, the agreements for certain employees provide for annual deferred compensation equal to 8% of the employees' cash compensation (inclusive of bonuses) for the year. The aggregate commitment under these agreements, excluding bonuses and any deferred compensation related thereto, is approximately $3.2 million at December 31, 2001. The Company may terminate the employment agreements without cause on specified advance notice by providing severance pay equal to one to two times, depending on the employee, of the current base salary plus certain other benefits.

     In addition, the employment agreements grant these employees the right to receive one to three times, depending on the employee, their annual salary and bonus, plus continuation of certain benefits and acceleration of certain stock options, if there is a change in control of the Company (as defined) and a termination of such employees or certain other events within one to three years thereafter. The maximum contingent liability upon a change in control, excluding any bonus, deferred compensation, continuation of benefits or acceleration of stock options, is approximately $4.9 million at December 31, 2001.

     On July 21, 2001 the Company and MACL signed an asset purchase agreement whereby Unilab acquired certain assets of MACL. A contingent payment may be made to the seller in November 2002 for up to $1.0 million if annualized cash receipts are above $4.5 million.

     The Company issued 50,000 shares of restricted stock as part of an acquisition in January 2002. The shares are performance based and restrictions expire as performance objectives are met.

13.   Recent Accounting Pronouncements

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

      On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001, which resulted in not recognizing goodwill amortization expense on the acquisition of MACL effective July 21, 2001.

      On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement on January 1, 2002. Application of the nonamortization provisions of SFAS No. 142, beginning in the first quarter of 2002, is expected to result in an increase in annual operating income of approximately $7.6 million. During 2002, the Company will perform the first of the required impairment tests of goodwill and has not yet determined what effect, if any, the results of these tests will have on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144")." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective on January 1, 2002. Management believes that the adoption of SFAS 144 will not have a material effect on the Company's results of operations or financial position.


14.   Supplemental Disclosures of Cash Flow Information



                                                               For the years ended December 31,
                                                          2001                2000               1999
                                                    -----------------    ---------------    ----------------
                                                                    (amounts in thousands)
   Cash paid during the year for:
       Interest                                       $     28,543       $      37,514      $      15,821
       Income taxes                                          9,357                 101                421
   In connection with business acquisitions,
   liabilities were assumed as follows:
       Fair value of assets acquired                  $      7,010       $      19,729      $      42,625
       Cash paid                                      $      8,260       $      17,058      $       8,604
       Value of common stock issued                   $          -       $           -      $       3,250
       Liabilities assumed                            $      1,250       $       2,671      $      30,771




15.   Quarterly Financial Data (unaudited)

       Summarized unaudited quarterly financial data for 2001 and 2000 (amounts in thousands, except per share amounts) is as follows:


                                                                               Year ended December 31, 2001
                                                                 ----------------------------------------------------------
                                                                     First           Second        Third         Fourth
                                                                    Quarter         Quarter       Quarter       Quarter
                                                                 ---------------  ------------- ------------- -------------
     Revenue                                                     $      95,308    $   98,932    $    99,018   $   96,947
     Direct laboratory and field expenses:
          Salaries, wages and benefits                                   28,929       28,519         28,931       29,318
          Supplies                                                       13,743       13,805         14,273       13,951
          Other operating expenses                                       22,034       21,854         22,258       21,876
              Total                                                      64,706       64,178         65,462       65,145
     Selling, general and administrative expenses                        12,470       12,562         12,550       12,377
     Legal and other non-recurring charges                                    -        5,450              -        1,488
     Stock-based compensation charges                                       126        1,379              -       22,281
     Amortization and depreciation                                        3,469        3,859          3,965        4,039


     Operating income (loss)                                             14,537       11,504         17,041       (8,383)
     Income (loss) before extraordinary item                              3,171        1,928          6,772       (8,446)
     Net income (loss)                                                    3,171        1,346          1,009       (8,446)

     Basic net income (loss) per common share:
          Income (loss) before extraordinary item                  $       0.12     $   0.07      $   0.20      $   (0.25)
          Net income (loss)                                        $       0.12     $   0.05      $   0.03      $   (0.25)
     Diluted net income (loss) per common share:
          Income (loss) before extraordinary item                  $       0.12     $   0.07      $   0.19      $   (0.25)
          Net income (loss)                                        $       0.12     $   0.05      $   0.03      $   (0.25)
     Weighted Average Shares Outstanding:
          Basic                                                          25,504       27,621         33,209       33,390
          Diluted                                                        25,582       29,176         34,750       35,075


                                                                               Year ended December 31, 2000
                                                                 ----------------------------------------------------------
                                                                     First           Second        Third         Fourth
                                                                    Quarter         Quarter       Quarter       Quarter
                                                                 ---------------  ------------- ------------- -------------


     Revenue                                                     $      79,276    $   84,284    $    87,596   $   86,352
     Direct laboratory and field expenses:
          Salaries, wages and benefits                                   22,868       25,235         25,912       27,019
          Supplies                                                       11,295       12,471         12,367       12,514
          Other operating expenses                                       19,710       19,513         20,410       20,701
              Total                                                      53,873       57,219         58,689       60,234
     Amortization and depreciation                                        2,981        3,080          3,302        3,504
     Selling, general and administrative expenses                        10,600       11,010         11,280       11,115
     Operating income                                                    11,822       12,975         14,325       11,499
     Net income                                                           1,504        2,047          2,833       35,184

     Basic and diluted net income per common share
     Weighted average shares outstanding:                          $       0.06     $   0.08      $   0.11      $   1.38
          Basic                                                          25,405        25,405        25,491        25,504
          Diluted                                                        25,483        25,483        25,569        25,582


Second Quarter 2001

On June 6, 2001, the Company completed an IPO of common stock, $0.01 par value. As a result of the IPO the Company repaid debt incurring an extraordinary loss of $0.6 million and a $2.5 million payment in consideration for the termination of annual fees for financial advisory services from Kelso, the Company's majority shareholder, which is reflected in the statement of operations as a non-recurring charge.

The Company recorded a non-recurring legal charge of $2.95 million related to a federal investigation under the false claims act relating to the Company's billing.

The Company accelerated the vesting of service options issued to consultants and recorded non-cash charges totaling $1.4 million.

Third Quarter 2001

On July 9, 2001, $54.3 million in principal of the $155.0 million in 12.75% senior subordinated notes due October 2009 was repaid with proceeds from the IPO resulting in a $5.8 million extraordinary loss.

Effective July 21, 2001, the Company acquired substantially all of the assets of MACL.

Fourth Quarter 2001

The Company recognized $22.3 million in non-cash charges related to certain performance-based stock options that met the contingent vesting provisions in the fourth quarter.

In October 2001, the Company filed a registration statement to sell shares owned by Kelso, a majority shareholder, and management. The Company incurred $0.9 million in offering costs as a result of this secondary offering.

The Company settled claims brought by a former employee regarding employment benefits and recorded a legal charge of $0.6 million.

First Quarter 2000

Effective March 17, 2000, the Company acquired substantially all of the assets of SCCL.

Third Quarter 2000

Effective August 11, 2000, the Company acquired substantially all of the assets of PAL.

Fourth Quarter 2000

The Company reduced its valuation allowance against its deferred tax assets by $38.1 million and recognized a tax benefit of $34.4 million in the statement of operations and $3.7 million as an increase of additional paid in capital.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE



To the Board of Directors and Shareholders of Unilab Corporation:

We have audited the financial statements of Unilab Corporation as of December 31, 2001 and 2000, and for each of the two years in the period ended December 31, 2001, and have issued our report thereon dated February 1, 2002. Our audits also included the financial statement schedule of Unilab Corporation, listed in
Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statement schedule of Unilab Corporation for the year ended December 31, 1999 were audited by other auditors whose report, dated March 3, 2000, expressed an unqualified opinion on the schedule. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
February 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Unilab Corporation:

We have audited in accordance with auditing standards generally accepted in the United States of America, the statements of operations, shareholders' deficit and cash flows for the year ended December 31, 1999 of Unilab Corporation and have issued our report thereon dated March 3, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) for the year ended December 31, 1999 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Los Angeles, California
March 3, 2000

                                   Schedule II

                       UNILAB CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                              Balance          Charged
                                           at Beginning      to Costs and                         Balance
                                             of Period         Expenses         Write-offs    End of Period
                                             ---------         --------         ----------    -------------

For the Year Ended December 31, 1999;
Allowance for doubtful accounts              $  10,813        $  20,572         $ (10,135)     $ 21,250
For the Year Ended December 31, 2000;
Allowance for doubtful accounts              $  21,250        $  24,524         $ (20,850)     $ 24,924
For the Year Ended December 31, 2001;
Allowance for doubtful accounts              $  24,924        $  28,342         $ (20,749)     $ 32,517

