Form 10-Q
period 2002-03-31
UNILAB CORP /DE/
filed 2002-05-06
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

              Yes   X                           No ____



As of April 26, 2002, 33,497,513 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 17 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended March 31, 2002


                                      INDEX
                                                                            Page

Part I      -     FINANCIAL INFORMATION:

       Item 1.        Financial Statements

                      Balance Sheets - March 31, 2002                         3
                      and December 31, 2001.

                      Statements of Operations -
                      Three-month periods ended March 31, 2002
                      and 2001.                                               4

                      Statements of Cash Flows -
                      Three-month periods ended March 31, 2002
                      and 2001.                                               5

                      Notes to Financial Statements.                          6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                             11

       Item 3.        Quantitative and Qualitative Disclosures
                      about Market Risks                                     15

Part II     -     OTHER INFORMATION:

       Item 1.        Legal Proceedings                                      15

       Item 2.        Changes in Securities and Use of Proceeds              15

       Item 3.        Defaults Upon Senior Securities                        15

       Item 4.        Submission of Matters to a Vote of Security Holders    15

       Item 5.        Other Information                                      15

       Item 6.        Exhibits and Reports on Form 8-K                       15

                      Signatures                                             17

                               UNILAB CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                  (amounts in thousands, except per share data)



                                                        March 31,   December 31,
                                                          2002          2001
                                                             (Unaudited)
Assets
--------------------------------------------------------------------------------
Current assets:

Cash and cash equivalents                             $  29,517       $  24,200
Accounts receivable, net                                 67,297          62,702
Inventory of supplies                                     4,736           4,423
Deferred tax assets                                      17,702          17,702
Prepaid expenses and other current assets                 2,642           2,888
--------------------------------------------------------------------------------
Total current assets                                    121,894         111,915
Property and equipment, net                              12,928          13,465
Deferred tax assets                                      37,506          43,692
Goodwill, net                                            92,858          90,600
Other intangible assets, net                                433             581
Other assets                                              5,984           6,275
--------------------------------------------------------------------------------
                                                      $ 271,603       $ 266,528
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                     $   7,298       $   6,839
Accounts payable and accrued liabilities                 23,568          22,111
Accrued payroll and benefits                              9,292          12,865
--------------------------------------------------------------------------------
Total current liabilities                                40,158          41,815
--------------------------------------------------------------------------------
Long-term debt, net of current portion                  193,776         195,799
Other liabilities                                         5,357           5,374
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; Authorized 15,000
 shares; none issued                                          -               -
Common stock, $.01 par value, Authorized 60,000
shares Issued and Outstanding - 33,488 at March 31
and 33,435 at December 31                                   335             334
Additional paid-in capital                              292,528         292,417
Accumulated deficit                                    (260,551)       (269,211)
--------------------------------------------------------------------------------
Total shareholders' equity                               32,312          23,540
--------------------------------------------------------------------------------
                                                      $ 271,603       $ 266,528
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended March 31,

                                                          2002              2001
--------------------------------------------------------------------------------
Revenue                                               $103,869          $ 95,308
--------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                         30,707            28,929
   Supplies                                             14,889            13,743
   Other operating expenses                             22,986            22,034
--------------------------------------------------------------------------------
                                                        68,582            64,706
Selling, general and administrative expenses            13,663            12,470
Stock-based compensation charges                          --                 126
Amortization and depreciation                            2,024             3,469
--------------------------------------------------------------------------------
     Total Operating Expenses                           84,269            80,771
--------------------------------------------------------------------------------

Operating Income                                        19,600            14,537

Interest expense, net                                    4,669             9,069
--------------------------------------------------------------------------------

Income Before Income Taxes                              14,931             5,468

Tax provision                                            6,271             2,297
--------------------------------------------------------------------------------
Net Income                                            $  8,660          $  3,171
--------------------------------------------------------------------------------
Net Income Per Share:
                                                      $   0.26          $   0.12
Basic
                                                      $   0.25          $   0.12
Diluted

Weighted Average Shares Outstanding:
                                                        33,472            25,504
Basic
                                                        35,110            25,582
Diluted
--------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (amounts in thousands)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                          2002            2001
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  8,660        $  3,171
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                          2,024           3,469
   Provision for doubtful accounts                        7,354           6,931
   Stock-based compensation charges                           -             126
   Loss on disposals of property and equipment              117               -
Net changes in assets and liabilities affecting
operations, net of acquisitions:
   Increase in Accounts receivable                      (11,949)        (11,411)
   (Increase) decrease in Inventory of supplies            (313)            176
   (Increase) decrease in Prepaid expenses and
   other current assets                                     246            (885)
   Decrease in Deferred tax assets                        6,186           2,076
   Decrease in Other assets                                 115              85
   Increase in Accounts payable and accrued
   liabilities                                            1,160           3,984
   Decrease in Accrued payroll and benefits              (3,293)         (1,207)
   Other                                                    204             326
--------------------------------------------------------------------------------
   Net cash provided by operating activities             10,511           6,841
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                          (1,592)         (1,620)
   Proceeds from exercise of options                        112               -
--------------------------------------------------------------------------------
   Net cash used by financing activities                 (1,480)         (1,620)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (1,456)           (634)
   Payments for acquisitions, net of cash acquired       (2,258)           (650)
--------------------------------------------------------------------------------
   Net cash used by investing activities                 (3,714)         (1,284)
--------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 5,317           3,937

CASH AND CASH EQUIVALENTS - Beginning of Period          24,200           2,593
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period             $  29,517        $  6,530
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

         On June 5, 2001, the initial public offering ("IPO") of the Company's common stock was declared effective by the SEC (See Note 4).

         The accompanying interim financial statements and related notes should be read in conjunction with the audited financial statements of the Company and related notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

2.       Unilab Merger with Quest Diagnostics Incorporated

         On April 2, 2002, Unilab Corporation entered into a definitive merger agreement (the "Merger Agreement") with Quest Diagnostics Incorporated ("Quest") providing for the acquisition by Quest of all of the outstanding capital stock of the Company in a two-step transaction. Pursuant to the terms of the Merger Agreement, Quest and a wholly-owned subsidiary of Quest, Quest Diagnostics Newco Incorporated ("Merger Sub"), have agreed to commence an exchange offer pursuant to which Quest will offer to purchase each issued and outstanding share of common stock of the Company for, at the election of the holder thereof, either a net amount of $26.50 in cash or 0.3256 of a share of Quest common stock. The cash received by holders of common stock in the exchange offer will be subject to proration in the event that holders of more than 30% of the shares of Company common stock outstanding at the closing of the exchange offer elect to receive cash.

         Following consummation of the exchange offer, the Company will merge with and into Merger Sub, with each share of Company common stock which was not purchased by Quest pursuant to the exchange offer and which remains outstanding being converted into 0.3256 of a share of Quest common stock. Following consummation of the merger, the separate legal existence of the Company shall cease, and the combined company will continue as a wholly-owned subsidiary of Quest.

         Concurrently with the execution of the Merger Agreement, Kelso Investment Associates VI, L.P. and KEP VI, LLC, stockholders collectively owning approximately 42% of the Company's current outstanding common stock, entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which they have agreed to tender all of their respective shares of common stock of the Company in the exchange offer and, under certain circumstances, sell their shares of common stock of the Company to Quest if the Merger Agreement is terminated.

         The exchange offer and subsequent merger are subject to a number of customary conditions, including the receipt of all necessary regulatory and shareholder approvals. The Company anticipates that the transactions contemplated by the Merger Agreement will be consummated in the third quarter of 2002.

         The foregoing description is qualified in its entirety by reference to the full text of the exhibits to the Company's report on Form 8-K, filed on April 2, 2002.

3.       Net Income Per Share

         Basic net income per common share has been computed by dividing the net income by the weighted average number of common shares outstanding for each period presented.

         Diluted net income per share includes the effect of additional common shares that would have been outstanding if potential dilutive common shares had been issued. For the three months ended March 31, 2001, the weighted average number of dilutive stock options was 0.1 million which had no effect on the diluted net income per share calculation. For the three months ended March 31, 2002, the weighted average number of dilutive stock options was 1.6 million, which reduced the net income per share by $0.01.

4.       Initial Public Offering, Increase in Authorized Shares and Reverse
         Stock Split

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

5.       Commitments and Contingencies

         On November 4, 1999, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and its board of directors by two of the Company's former stockholders, seeking compensatory damages, prejudgment interest, expenses on behalf of the class of shareholders and a preliminary injunction against the November 1999 recapitalization. The complaint alleges, among other things, that the proxy statement relating to the Company's recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the recapitalization amounted to a breach of the fiduciary duties owed to the Company's stockholders by its directors. Plaintiffs and defendants negotiated a settlement in principle of the action, subject to completion of confirmatory discovery and definitive documentation relating to the settlement and court approval. However, on November 15, 2000, plaintiffs announced that they would not agree to consummate the settlement. On September 26, 2001, plaintiffs filed a second amended complaint against the Company and its former board of directors. The second amended complaint adds as a defendant BT Alex. Brown, the investment banker that delivered a fairness opinion in connection with the Company's recapitalization. The complaint asserts additional claims and allegations, including that the defendants brought the Company private in order to obtain large profits for themselves and others, to the detriment of the public shareholders prior to the recapitalization. The complaint also seeks exemplary damages. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

         In May of 1999, the Company learned of a federal investigation under the False Claims Act relating to its billing practices for certain test procedures including offering apolipoprotein in conjunction with coronary risk panel assessments. In cooperation with the government, the Company has completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which they requested information. The Company cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. The resolution of such investigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment by the Company of approximately $2.8 million. The Company cannot assure that this matter will be resolved pursuant to this offer. Although the Company disputes the claims that are the subject of the investigation and hope to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, the Company has recorded a legal charge, included in legal and other non-recurring charges in the statement of operations for the year ended December 31, 2001 of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

         The Company is a party to various legal proceedings arising in the ordinary course of the Company's business. Although the ultimate disposition of these proceedings is not determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the Company's financial condition, liquidity or results of operations.

6.       Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. In addition, as required under the transitional accounting provisions of SFAS No. 142, the Company is in the process of completing both steps required to identify and measure goodwill impairment and has not yet determined what effect, if any, the results of these tests will have on the Company's financial position or results of operations.

         The following table provides the comparable effects of adoption of SFAS No. 142 for the quarters ended March 31, 2002 and 2001:

                                            For the Three Months Ended March 31,
                                                    (amounts in thousands,
                                                      except per share amounts)
                                                        2002              2001
                                                   -------------    ------------
 Net Income                                        $    8,660       $     3,171
 Add back: Goodwill Amortization, net of tax                -             1,238
                                                   -------------    ------------

 Pro forma net income                              $    8,660       $     4,409

                                                   -------------    ------------

 Basic Net Income Per Share:
 Net Income                                        $     0.26       $      0.12
 Goodwill Amortization, net of tax                          -              0.05
                                                   -------------    ------------

 Pro forma net income                              $     0.26       $      0.17
                                                   -------------    ------------


 Diluted Net Income Per Share:
 Net Income                                        $     0.25       $      0.12
 Goodwill Amortization, net of tax                          -              0.05
                                                   -------------    ------------
 Pro forma net income                              $     0.25       $      0.17
                                                   -------------    ------------

The following table provides information relating to the Company's amortized and unamortized intangible assets as of March 31, 2002 and December 31, 2001(amounts in thousands):



                                           March 31, 2002                December 31, 2001
----------------------------------------------------------------------------------------------------
                                  Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                     Amount        Amortization       Amount        Amortization
----------------------------------------------------------------------------------------------------
Amortized intangible assets:

Customer lists                     $    7,675       $    7,273     $    7,675      $    7,139
Covenant not to compete                   235              204            235             190
----------------------------------------------------------------------------------------------------
    Total                          $    7,910       $    7,477     $    7,910      $    7,329
----------------------------------------------------------------------------------------------------

Unamortized intangible assets:
Goodwill                           $         92,858
----------------------------------------------------------------------------------------------------
    Total                          $         92,858
----------------------------------------------------------------------------------------------------


         The total intangible amortization expense for the quarters ended March 31, 2002 and 2001 were $0.1 million and $2.1 million, respectively.

         The Company expects to record annual amortization expense of $0.6 million for the year ended December 31, 2002 and $0 for the years ended December 31, 2003-2006.

         The changes in the carrying value of goodwill for the quarter ended March 31, 2002 are as follows (in thousands):

         Balance as of January 1, 2002                   $         90,600
         Goodwill acquired during the year                          2,258
                                                         ---------------------
         Balance as of March 31, 2002                    $         92,858
                                                         ---------------------


7.     Supplemental Disclosure of Cash Flow Information

       (amounts in thousands)                 Three months ended March 31,
                                                  2002                 2001
                                          -----------------     ----------------

       Cash paid during the period for:
         Interest, net                     $     1,227          $     3,057
         Income taxes                      $       886          $       276

Item 2.

         Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                              Results of Operations

              Three Months Ended March 31, 2002 Compared with the

                        Three Months Ended March 31, 2001

This discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Critical Accounting Policies

In our annual report of Form 10-K for the year ended December 31, 2001, we identified our most critical accounting policies upon which our financial status depends as those relating to revenue and accounts receivable, billing, goodwill and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2002. We did not make any changes in those policies.

Revenue

Revenue increased approximately $8.6 million, or 9.0%, to $103.9 million for the three months ended March 31, 2002 from $95.3 million for the comparable prior year period. Approximately $1.4 million of the increase was attributable to revenue generated from acquisitions. Exclusive of the acquired businesses, revenue increased $7.2 million, primarily the result of increases in reimbursement levels of $4.5 million and additional specimen volume generating $2.7 million.

We experienced a 4.6% increase, exclusive of the acquired businesses, in the average reimbursement received for each specimen processed during the three months ended March 31, 2002 versus the comparable prior year period. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, the conversion of our Pap Smear testing to the Thin Prep technology and higher reimbursement from insurance carriers. Exclusive of the acquired businesses, we experienced a 2.9% increase in the number of specimens processed in the core business during the three months ended March 31, 2002 versus the comparable prior year period. The volume increase was the result of new physician accounts and additional volume from existing clients.

Salaries, Wages and Benefits

Salaries, wages and benefits increased approximately $1.8 million, or 6.1%, to $30.7 million for the three months ended March 31, 2002 from $28.9 million for the comparable prior year period. As a percentage of revenue, salaries, wages and benefits decreased to 29.6% for the three month period ended March 31, 2002 from 30.4% for the comparable prior year period. The percentage decrease resulted from the economies of scale associated with processing a significantly higher specimen volume (3.7% volume increase including the effect of acquisitions) without the same corresponding increase in headcount. We continue to see some easing of wage pressures in the California market and reduced turnover in the traditionally higher turnover departments like specimen processing, couriers and billing personnel.

Supplies Expense

Supplies expense increased approximately $1.1 million, or 8.3%, to $14.9 million for the three months ended March 31, 2002 from $13.7 million for the comparable prior year period. As a percentage of revenue, supplies expense decreased to 14.3% for the three months ended March 31, 2002 from 14.4% for the comparable prior year period. Our cost per specimen has been roughly equal to the cost per specimen in the prior year in spite of the increased use of the Thin Prep Pap Smear technology in 2002, which is more costly. While we have been able to offset most of the increased cost from the Thin Prep kits with other vendor price reductions and efficiency improvements, we do expect supply costs will increase going forward as more of the Pap Smear volume converts to the Thin Prep technology. However, it is anticipated that the additional reimbursement received from this enhanced testing will more than offset the increased supply cost.

Other Operating Expenses

Other operating expenses increased approximately $1.0 million, or 4.3%, to $23.0 million for the three months ended March 31, 2002 from $22.0 million for the comparable prior year period. As a percentage of revenue, other operating expenses decreased to 22.1% for the three months ended March 31, 2002 from 23.1% for the comparable prior year period. The percentage decrease was primarily attributable to the economies of scale and efficiencies gained from the operating leverage of the existing infrastructure.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased approximately $1.2 million, or 9.6%, to $13.7 million for the three months ended March 31, 2002 from $12.5 million for the comparable prior year period. As a percentage of revenue, selling, general and administrative expenses increased to 13.2% for the three months ended March 31, 2002 from 13.1% for the comparable prior year period. On a percentage basis, costs remain roughly the same as the prior period. We continue to maintain the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

Stock-Based Compensation Charges

The Company recorded $0.1 million in non-cash compensation expense for consultant options in the first quarter of 2001.

Amortization and Depreciation

Amortization and depreciation expense decreased approximately $1.4 million, or 41.7%, to $2.0 million for the three months ended March 31, 2002 from $3.5 million for the comparable prior year period. The decrease is due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" during the first quarter of 2002, as we no longer record amortization expense for indefinite lived goodwill.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased approximately $3.6 million, or 20.1%, to $21.6 million for the three months ended March 31, 2002 from $18.0 million for the comparable prior year period.

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

Interest Expense

Net interest expense decreased approximately $4.4 million, or 48.5%, to $4.7 million for the three months ended March 31, 2002 from $9.1 million for the comparable prior year period. The decrease was attributable to a combination of lower debt balances due to a significant paydown of debt from proceeds received from the IPO, regularly scheduled principal payments and lower interest rates.

Tax Provision

We maintained an effective tax rate of approximately 42% in the first quarter of 2002 and 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2002 and reflects an increase of $3.7 million over the comparable prior year period when net cash provided by operating activities was $6.8 million. The increase in cash flow from operations primarily resulted from improved earnings before amortization and depreciation and an increase in cash collections on accounts receivable.

Net cash used by financing activities was $1.5 million for the three months ended March 31, 2002, resulting from $1.6 million in scheduled principal repayments under debt and capital lease obligations offset by $0.1 million proceeds of exercised stock options.

Net cash used by investing activities was $3.7 million for the three months ended March 31, 2002, resulting from $2.3 million paid for acquisitions and fixed asset additions of $1.4 million.

We have $29.5 million of cash and cash equivalents at March 31, 2002. Each April 1 and October 1 of every year through 2009, approximately $6.4 million of interest is due on $100.8 million of senior notes outstanding. The April 1, 2002 payment was made from cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at March 31, 2002, the cash flow expected from operations, and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate for us to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

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

Risk Factors

The Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements are detailed in our 2001 Annual Report on Form 10-K.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

As of March 31, 2002, the Company had borrowings of $101.0 million under a $185.0 million credit facility. The credit facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Interest on amounts borrowed under the credit facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. For every one-half percent rise in interest rates on the Company's variable note obligations held at March 31, 2002, interest expense would increase by $0.5 million annually.

                                             PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              See Note 5 to the interim financial statements for information regarding the status of government investigations and private claims.

Item 2.       Changes in Securities and Use of Proceeds

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    2.1 Agreement and Plan of Merger, dated as of April 2, 2002, by and among Quest Diagnostics Incorporated, Quest Diagnostics Newco Incorporated and Unilab Corporation (incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K, filed on April 2,
                         2002).

                    99.1 Press Release, dated April 2, 2002 (incorporated by
                         reference to Exhibit 99.1 to the Company's report on Form 8-K, filed o nApril 2, 2002).

                    99.2 Stockholders Agreement, dated as of April 2, 2002, by and among Quest Diagnostics Incorporated, Quest Diagnostics Newco Incorporated, Kelso Investment Associates VI, L.P. and KEP VI, LLC (incorporated by reference to Exhibit 99.2 to the Company's report on Form 8-K, filed on April 2, 2002).

                    99.3 Press Release, dated April 25, 2002 announcing first
                         quarter earnings results.

              (b)  Reports on Form 8-K

                   A current report, Form 8-K, dated April 2, 2002, was filed with the Securities and Exchange Commission, in connection with the Agreement and Plan of Merger, dated as of April 2, 2002, by and among Quest Diagnostics Incorporated, Quest Diagnostics Newco Incorporated and Unilab Corporation.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               UNILAB CORPORATION


                                           By:  /s/ Brian D. Urban
                                           -----------------------
Date:  April 29, 2002                      Brian D. Urban
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer