Form 10-Q
period 2002-06-30
UNILAB CORP /DE/
filed 2002-08-14
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002


OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-22758

                               UNILAB CORPORATION

             (Exact name of Registrant as specified in its charter)

          Delaware                                        95-4415490
--------------------------------               ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                                   Number)


                 18448 Oxnard Street, Tarzana, California  91356
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

Yes   X                                           No


As of August 12, 2002, 33,523,700 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

Page 1 of 19 pages

                               UNILAB CORPORATION

             Form 10-Q for the Quarterly Period Ended June 30, 2002

                                      INDEX

                                                                           Page

Part I     -     FINANCIAL INFORMATION:

     Item 1.     Financial Statements (Unaudited)

                 Balance Sheets - June 30, 2002 and
                 December 31, 2001.                                           3


                 Statements of Operations -
                 Three and six month periods ended
                 June 30, 2002 and June 30, 2001.                             4

                 Statements of Cash Flows -
                 Six month periods ended June 30, 2002
                 and June 30, 2001.                                           5

                 Notes to Financial Statements.                               6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               12

       Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risks                                          17

Part II     -    OTHER INFORMATION:

       Item 1.   Legal Proceedings                                           17

       Item 2.   Changes in Securities and Use of Proceeds                   17

       Item 3.   Defaults Upon Senior Securities                             17

       Item 4.   Submission of Matters to a Vote of Security
                 Holders                                                     17

       Item 5.   Other Information                                           17

       Item 6.   Exhibits and Reports on Form 8-K                            17

                 Signatures                                                  19

                               UNILAB CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (amounts in thousands, except per share data) (Unaudited)

                                                          June 30,  December 31,
                                                            2002         2001
Assets
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                $  35,751    $  24,200
Accounts receivable, net                                    66,101       62,702
Inventory of supplies                                        6,119        4,423
Deferred tax assets                                         20,583       17,702
Prepaid expenses and other current assets                    2,009        2,888
--------------------------------------------------------------------------------
  Total current assets                                     130,563      111,915
Property and equipment, net                                 12,423       13,465
Deferred tax assets                                         39,408       43,692
Goodwill, net                                               93,508       90,600
Other intangible assets, net                                   285          581
Other assets                                                 5,842        6,275
--------------------------------------------------------------------------------
                                                         $ 282,029    $ 266,528
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                        $   7,758    $   6,839
Accounts payable and accrued liabilities                    21,524       22,111
Accrued payroll and benefits                                12,216       12,865
--------------------------------------------------------------------------------
  Total current liabilities                                 41,498       41,815
--------------------------------------------------------------------------------
Long-term debt, net of current portion                     191,749      195,799
Other liabilities                                            5,353        5,374
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; Authorized
  15,000 shares; none issued                                  --           --
  Common stock, $.01 par value; Authorized
  60,000 shares;
  Issued and Outstanding - 33,524 at June 30
  and 33,435 at December 31                                    335          334
  Additional paid-in capital                               292,609      292,417
  Accumulated deficit                                     (249,515)    (269,211)
--------------------------------------------------------------------------------
  Total shareholders' equity                                43,429       23,540
--------------------------------------------------------------------------------
                                                         $ 282,029    $ 266,528
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.



                                                   UNILAB CORPORATION
                                                STATEMENTS OF OPERATIONS
                                THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                     (amounts in thousands, except per share data)
                                                      (Unaudited)


                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                2002        2001            2002        2001
------------------------------------------------------------------------------------------------------------------------
Revenue                                                      $ 109,171   $  98,932       $ 213,040   $ 194,240
------------------------------------------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses:
   Salaries, wages and benefits                                 30,620      28,519          61,327      57,448
   Supplies                                                     15,539      13,805          30,428      27,548
   Other operating expenses                                     23,927      21,854          46,913      43,888
------------------------------------------------------------------------------------------------------------------------
                                                                70,086      64,178         138,668     128,884
Selling, general and administrative expenses                    13,756      12,562          27,419      25,032
Legal and other non-recurring charges                             --         5,450            --         5,450
Stock-based compensation charges                                  --         1,379            --         1,505
Amortization and depreciation                                    1,826       3,859           3,850       7,328
------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                   85,668      87,428         169,937     168,199
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                23,503      11,504          43,103      26,041
Interest expense, net                                            4,475       8,181           9,144      17,250
------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Extraordinary Item               19,028       3,323          33,959       8,791
Tax Provision                                                    7,992       1,395          14,263       3,692
------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                11,036       1,928          19,696       5,099
Extraordinary Item - loss on early extinguishment
of debt, net of tax benefit of $400                               --           582            --           582
------------------------------------------------------------------------------------------------------------------------
Net Income                                                   $  11,036   $   1,346       $  19,696   $   4,517
------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Share:
Income Before Extraordinary Item                             $    0.33   $    0.07       $    0.59   $    0.19
Extraordinary Item                                           $    --     $   (0.02)      $    --     $   (0.02)
Net Income                                                   $    0.33   $    0.05       $    0.59   $    0.17

Diluted Net Income Per Share:
Income Before Extraordinary Item                             $    0.31   $    0.07       $    0.56   $    0.18
Extraordinary Item                                           $    --     $   (0.02)      $    --     $   (0.02)
Net Income                                                   $    0.31   $    0.05       $    0.56   $    0.16

Weighted Average Shares Outstanding:
Basic                                                           33,514      27,621          33,493      26,569
Diluted                                                         35,302      29,176          35,207      27,956



                       The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                               (amounts in thousands)
                                   (Unaudited)


                                                       Six months ended June 30,
                                                            2002         2001
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  19,696    $   4,517
Adjustments to reconcile net income to net
cash provided by operating activities:
   Amortization and depreciation                             3,850        7,328
   Provision for doubtful accounts                          14,936       14,081
   Stock-based compensation charges                           --          1,505
   Loss on early extinguishment of debt                       --            582
   Loss on disposals of property and equipment                 120         --
Net changes in assets and liabilities affecting
operations, net of acquisitions:
   Increase in Accounts receivable                         (18,335)     (18,285)
   Increase in Inventory of supplies                        (1,696)        (329)
   (Increase) decrease in Prepaid expenses and
   other current assets                                        879         (798)
   Decrease in Deferred tax assets                           1,403        2,336
   Decrease in Other assets                                     82          203
   Increase (decrease) in Accounts payable
   and accrued liabilities                                    (968)       4,956
   Increase (decrease) in Accrued payroll and benefits        (289)       1,543
   Other                                                       409          639
--------------------------------------------------------------------------------
   Net cash provided by operating activities                20,087       18,278
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of third party debt                             (3,189)     (52,550)
   Net proceeds from issuance of common stock                 --        112,900
   Proceeds from exercise of options                           193         --
--------------------------------------------------------------------------------
   Net cash provided (used) by financing activities         (2,996)      60,350
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (2,632)      (4,762)
   Payments for acquisitions, net of cash acquired          (2,908)        (650)
--------------------------------------------------------------------------------
   Net cash used by investing activities                    (5,540)      (5,412)
--------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   11,551       73,216

CASH AND CASH EQUIVALENTS - Beginning of Period             24,200        2,593
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - End of Period                $  35,751    $  75,809
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                               UNILAB CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     Basis of Presentation

       The accompanying unaudited financial statements have been prepared by Unilab Corporation ("Unilab" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and
       Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial information is not necessarily an indication of the results that may be expected for the entire year.

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

2.     Acquisition of Unilab Corporation by Quest Diagnostics

       On April 2, 2002, the Company entered into a definitive agreement ("the Merger Agreement") with Quest Diagnostics ("Quest"), which provides that Quest will acquire all of the outstanding shares of the Company's common stock and assume the Company's existing debt of approximately $200 million. In exchange for the Company's shares, Company stockholders may elect to receive $26.50 in cash, 0.3256 shares of Quest common stock or a combination of cash and stock. The aggregate amount of cash available to the Company stockholders will be limited to 30% of the total consideration available for the Company shares. The Company has approximately 37.4 million shares of common stock outstanding on a fully diluted basis. If the Company stockholders elect to receive 30% of the consideration in cash and if all options are exercised, Quest would issue approximately 8.5 million shares and pay $297 million in cash to the stockholders of the Company. If Company stockholders elect to receive 100% of the consideration in Quest common stock and all of the Company's options were exercised, Quest would issue approximately 12.2 million common shares to the stockholders of the Company. The transaction, which has been approved by the Boards of Directors of both companies, is subject to the satisfaction of customary conditions, including the tender for a majority of the Company's common stock on a fully diluted basis, and regulatory review.

       During the second quarter of 2002, the Company and Quest received a request for additional information (commonly referred to as a "second request") from the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act") in connection with Quest's pending acquisition of the Company. Subject to completion of the HSR process and satisfaction of the other conditions to the cash election exchange offer and the agreement and plan of merger, the Company hopes to close the transaction in the third quarter of 2002. The Company and Quest are continuing their discussions with the FTC regarding the proposed transaction and the process is taking longer than anticipated. The Company continues to believe that the transaction is not anti-competitive.

       Concurrently with the execution of the Merger Agreement, Kelso Investment Associates VI, L.P. and KEP VI, LLC, stockholders collectively owning approximately 41% of the Company's current outstanding common stock, entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which they have agreed to tender all of their respective shares of common stock of the Company in the exchange offer and, under certain circumstances, sell their shares of common stock of the Company to Quest if the Merger Agreement is terminated.

       The foregoing description is qualified in its entirety by reference to the full text of the exhibits to the Company's report on Form 8-K, filed on April 2, 2002.

3.     Net Income Per Share

       Basic net income per common share has been computed by dividing the net income by the weighted average number of common shares outstanding for each period presented.

       Diluted net income per share includes the effect of additional common shares that would have been outstanding if potential dilutive common shares had been issued. For the three and six month periods ended June 30, 2001, the weighted average number of dilutive stock options were 1.6 million and 1.4 million respectively, which had no effect on the diluted earnings per share calculation for the three months ended June 30, 2001 and a $0.01 reduction in diluted net income per share for the six month period ended June 30, 2001. For the three and six month periods ended June 30, 2002, the weighted average number of dilutive stock options were
       1.8 million and 1.7 million respectively, which reduced the diluted earnings per share calculation by $0.02 in diluted net income per share for the three months ended June 30, 2002 and a $0.03 reduction in diluted net income per share for the six month period ended June 30, 2002.

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

6.      Commitments and Contingencies

       On November 4, 1999, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and its board of directors by two of the Company's former stockholders, seeking compensatory damages, prejudgment interest, expenses on behalf of the class of shareholders and a preliminary injunction against the November 1999 recapitalization. The complaint alleges, among other things, that the proxy statement relating to the Company's recapitalization contained material misrepresentations and omissions in violation of the federal proxy rules and that approval of the terms of the recapitalization amounted to a breach of the fiduciary duties owed to the Company's stockholders by its directors. Plaintiffs and defendants negotiated a settlement in principle of the action, subject to completion of confirmatory discovery and definitive documentation relating to the settlement and court approval. However, on November 15, 2000, plaintiffs announced that they would not agree to consummate the settlement. On September 26, 2001, plaintiffs filed a second amended complaint against the Company and its former board of directors. The second amended complaint adds as a defendant BT Alex. Brown, the investment banker that delivered a fairness opinion in connection with the Company's recapitalization. The complaint asserts additional claims and allegations, including that the defendants brought the Company private in order to obtain large profits for themselves and others, to the detriment of the public shareholders prior to the recapitalization. The complaint also seeks exemplary damages. On April 16, 2002, the court granted defendants' motion to dismiss the second amended complaint, but granted plaintiffs leave to amend. On May 16, 2002, plaintiffs filed their third amended complaint; defendants have renewed their motion to dismiss. The Company believes the plaintiffs' claims are without merit, but because this matter is in the early stages of litigation it is not possible to predict the likelihood of a favorable or unfavorable outcome.

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

7.    Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortization of goodwill. During the second quarter ended June 30, 2002 the Company completed an impairment analysis of goodwill to assess the fair value of the Company and concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets as of January 1, 2002.

      The following table provides the comparable effects of adoption of SFAS No. 142 for the three and six months ended June 30, 2002 and 2001:


                                                 Three months ended                    Six months ended
                                                       June 30,                             June 30,
                                               2002              2001               2002             2001
--------------------------------------------------------------------------------------------------------------
Net Income
Reported net income                        $   11,036       $      1,346        $   19,696       $    4,517
Add back:  Amortization of
goodwill net of taxes                               -              1,238                 -            2,476
--------------------------------------------------------------------------------------------------------------
Adjusted net income                        $   11,036       $      2,584        $   19,696       $    6,993
--------------------------------------------------------------------------------------------------------------
Income before extraordinary
loss, adjusted to exclude
amortization of goodwill, net of taxes     $   11,036       $      3,166        $   19,696       $    7,575
--------------------------------------------------------------------------------------------------------------
Basic net income per share
Reported net income                        $     0.33       $       0.05        $     0.59       $     0.17
Amortization of goodwill, net of taxes              -               0.04                 -             0.09
--------------------------------------------------------------------------------------------------------------
Adjusted net income                        $     0.33       $       0.09        $     0.59       $     0.26
--------------------------------------------------------------------------------------------------------------
Income before extraordinary loss,
adjusted to exclude amortization
of goodwill, net of taxes                  $     0.33       $       0.11        $     0.59       $     0.29
--------------------------------------------------------------------------------------------------------------
Diluted net income per share
Reported net income                        $     0.31       $       0.05        $     0.56       $     0.16
Amortization of goodwill, net of taxes              -               0.04                 -             0.09
--------------------------------------------------------------------------------------------------------------
Adjusted net income                        $     0.31       $       0.09        $     0.56       $     0.25
--------------------------------------------------------------------------------------------------------------

Income before extraordinary loss,
adjusted to exclude amortization
of goodwill, net of taxes                   $     0.31       $       0.11        $     0.56       $     0.27
--------------------------------------------------------------------------------------------------------------

      The following table provides information relating to the Company's amortized and unamortized intangible assets as of June 30, 2002 and December 31, 2001(amounts in thousands):




                                                  June 30, 2002                            December 31, 2001
                                     ----------------------------------------    ---------------------------------------
                                        Gross Carrying          Accumulated        Gross Carrying          Accumulated
                                          Amount              Amortization             Amount            Amortization
                                     ------------------     -----------------    -------------------   -----------------
Amortized intangible assets:
Customer lists                       $          7,675       $          7,408     $          7,675      $          7,139
Covenant not to compete                           235                    217                  235                   190
                                     ------------------     -----------------    -------------------   -----------------
    Total                            $          7,910       $          7,625     $          7,910      $          7,329
                                     ------------------     -----------------    -------------------   -----------------
Unamortized intangible assets:
Goodwill                             $         93,508                            $         90,600
                                     ------------------                          -------------------
    Total                            $         93,508                            $         90,600
                                     ------------------                          -------------------

        The total intangible amortization expense for the six months ended June 30, 2002 and 2001 were $0.3 million and $4.1 million, respectively.

        The Company expects to record annual amortization expense of $0.6 million for the year ended December 31, 2002 and $0 for the years ended December 31, 2003-2006.

        The changes in the carrying value of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

        Balance as of January 1, 2002                        $         90,600
        Goodwill acquired during the year                               2,908
                                                             -------------------
        Balance as of June 30, 2002                          $         93,508
                                                             -------------------

8.     Supplemental Disclosure of Cash Flow Information

      (amounts in thousands)                           Six months ended June 30,
                                                         2002            2001
                                                      -----------    -----------
        Cash paid during the period for:
            Interest, net                             $   8,735       $  16,903
            Income taxes                              $  12,736       $   1,411

9.     Recent Accounting Pronouncement

      In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force Issue No. 94-3. The Company plans to adopt Statement No. 146 in January 2003. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

                              Results of Operations

        Three and Six Month Periods Ended June 30, 2002 Compared with the
                 Three and Six Month Periods Ended June 30, 2001

This discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Unilab Merges with Quest Diagnostics Incorporated

On April 2, 2002, we entered into a definitive Merger Agreement with Quest providing for the acquisition by Quest of all our outstanding capital stock. See
Note 2 to the interim financial statements for a full discussion of this transaction.

Critical Accounting Policies

In our annual report of Form 10-K for the year ended December 31, 2001, we identified our most critical accounting policies upon which our financial status depends as those relating to revenue and accounts receivable, billing, goodwill and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and six months ended June 30, 2002. We did not make any changes in those policies.

Revenue

Revenue increased to $109.2 million and $213.0 million for the three and six month periods ended June 30, 2002 from $98.9 million and $194.2 million for the comparable prior year periods, representing increases of $10.2 million or 10.4% and $18.8 million or 9.7%, respectively. Approximately $1.5 million and $2.9 million of the increases for the three and six month periods ended June 30, 2002 were attributable to revenue generated from acquisitions. Exclusive of the acquired businesses, revenue increased $8.7 million and $15.9 million for the respective periods, primarily the result of increases in reimbursement levels of $3.7 million and $8.2 million, respectively, and additional specimen volume generating $5.0 million and $7.7 million, respectively.

We experienced 3.6% and 4.1% increases, exclusive of the acquired businesses, in the average reimbursement received for each specimen processed during the three and six month periods ended June 30, 2002 versus the comparable prior year periods. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, the conversion of our Pap Smear testing to the Thin Prep technology and higher reimbursement from insurance carriers.

Exclusive of the acquired businesses, we experienced 5.1% and 4.0% increases in the number of specimens processed in the core business during the three and six month periods ended June 30, 2002 versus the comparable prior year periods. The volume increase was the result of new physician accounts and additional volume from existing clients.

Salaries, Wages and Benefits

Salaries, wages and benefits increased to $30.6 million and $61.3 million for the three and six month periods ended June 30, 2002 from $28.5 million and $57.4 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 28.0% and 28.8% for the three and six month periods ended June 30, 2002 from 28.8% and 29.6% for the comparable prior year periods. The percentage decreases resulted from the economies of scale associated with processing a significantly higher specimen volume (5.9% and 4.8% volume increases including the effect of acquisitions for the three and six month periods ended June 30, 2002) without the same corresponding increase in headcount. We continue to see some easing of wage pressures in the California market and reduced turnover in the traditionally higher turnover departments like specimen processing, couriers and billing personnel.

Supplies Expense

Supplies expense increased to $15.5 million and $30.4 million for the three and six month periods ended June 30, 2002 from $13.8 million and $27.5 million for the comparable prior year periods. As a percentage of revenue, supplies expense increased to 14.2% and 14.3% for the three and six month periods ended June 30, 2002 from 14.0% and 14.2% for the comparable prior year periods. The percentage increases were primarily attributable to the increased use of the Thin Prep Pap Smear technology, which is more costly. The percentage increases in supply cost were partially offset by vendor price reductions and efficiency improvements.

Other Operating Expenses

Other operating expenses increased to $23.9 million and $46.9 million for the three and six month periods ended June 30, 2002 from $21.9 million and $43.9 million for the comparable prior year periods. As a percentage of revenue, other operating expenses decreased to 21.9% and 22.0% for the three and six month periods ended June 30, 2002 from 22.1% and 22.6% for the comparable prior year periods. The percentage decreases were primarily attributable to the economies of scale and efficiencies gained from the operating leverage of the existing infrastructure.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $13.8 million and $27.4 million for the three and six month periods ended June 30, 2002 from $12.6 million and $25.0 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 12.6% for the three month period ended June 30, 2002 and was consistent at 12.9% for the six month period ended June 30, 2002 from 12.7% and 12.9% for the comparable prior year periods. On a percentage basis, costs remain roughly the same as the prior periods. We continue to maintain the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

Legal and Other Non-Recurring Charges

In May of 1999, we learned of a federal investigation under the False Claims Act relating to our billing practices for certain test procedures including offering apolipoprotein in conjunction with coronary risk panel assessments. In cooperation with the government, we have completed the process of gathering and submitting documentation to the Department of Justice regarding the tests with respect to which they requested information. We cannot at this time assess what the result of the investigation might be. Remedies available to the government include civil and criminal penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. The resolution of such investigation could be material to our operating results for any particular period, depending upon the level of income for such period. On May 31, 2001, the Department of Justice orally offered to settle the claims subject to the federal investigation for a payment by us of approximately $2.8 million. We cannot assure that this matter will be resolved pursuant to this offer. Although we dispute the claims that are the subject of the investigation and hope to negotiate a settlement with the Department of Justice for less than the government's initial settlement offer, we recorded in the second quarter of 2001 a legal charge of $2.95 million, which reflects the verbal settlement offer plus certain legal expenses.

In addition, we also recorded in the second quarter of 2001 a non-recurring charge for $2.5 million paid to Kelso, our majority shareholder, in consideration for the termination of annual fees for financial advisory services provided to us. This amount was paid out of the $112.7 million in net IPO proceeds (see Note 4 to the interim financial statements).

Stock-Based Compensation Charges

On June 29, 2001, we accelerated the vesting of Class A service options issued to consultants and recorded a non-cash compensation charge of $1.4 million and $1.5 million for the three and six month periods ended June 30, 2001. These amounts increased additional paid-in capital. We have recorded all remaining non-cash compensation expenses for Class A options held by consultants under their current agreements as of June 30, 2001. For the year ended December 31, 2001, we recorded $22.3 million in non-cash charges related to the first two tranches of certain employee related Class C performance-based stock options that met contingent vesting provisions in the fourth quarter of 2001. These amounts increased additional paid-in capital. In addition, expense for the one remaining tranche of 489,972 Class C performance options held by employees and for the 193,258 Class B options held by non-employee consultants may be recognized in the future if the contingent provisions are met (see the Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the
SEC). Any ultimate possible charge is difficult to determine since the expense is based on a future stock price.

Amortization and Depreciation

Amortization and depreciation expense decreased to $1.8 million and $3.9 million for the three and six month periods ended June 30, 2002 from $3.9 million and $7.3 million for the comparable prior year periods. The decrease is due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" during the first half of 2002, as we no longer record amortization expense for goodwill.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $25.3 million and $47.0 million for the three and six month periods ended June 30, 2002, compared to $14.4 million and $32.4 million for the comparable prior year periods, representing a 76.1% and 45.0% increase, respectively over the comparable prior year periods. Adjusting EBITDA for legal and other non-recurring charges, stock-based compensation charges and extraordinary loss on extinguishment of debt, adjusted EBITDA for the three and six month periods ended June 30, 2002 would be $25.3 million and $47.0 million respectively, compared to $22.2 million and $40.3 million for the comparable prior year periods.

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

Interest Expense

Net interest expense decreased to $4.5 million and $9.1 million for the three and six month periods ended June 30, 2002 compared to $8.2 million and $17.3 million for the comparable prior year periods. The decreases were attributable to a combination of lower debt balances due to a significant paydown of debt from proceeds received from the IPO, regularly scheduled principal payments and lower interest rates.

Tax Provision

We maintained an effective tax rate of approximately 42% in the three and six months ended June 30, 2002 and 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $20.1 million for the six months ended June 30, 2002 and reflects an increase of $1.8 million over the six months ended June 30, 2001 when net cash provided by operating activities was $18.3 million. The increase in cash flow from operations primarily resulted from improved earnings before amortization and depreciation and an increase in cash collections on accounts receivable.

Net cash used by financing activities was $3.0 million for the six months ended June 30, 2002, resulting from $3.2 million in scheduled principal repayments under debt and capital lease obligations offset by $0.2 million proceeds of exercised stock options.

Net cash used by investing activities was $5.5 million for the six months ended June 30, 2002, resulting from $2.9 million paid for acquisitions and fixed asset additions of $2.6 million.

We have $35.8 million of cash and cash equivalents at June 30, 2002. Management believes that the amount of cash and cash equivalents available at June 30, 2002, the cash flow expected from operations, and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate for us to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risks

                As of June 30, 2002, the Company had borrowings of $99.6 million under a $185.0 million credit facility. The credit facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Interest on amounts borrowed under the credit facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. For every one-half percent rise in interest rates on the Company's variable note obligations held at June 30, 2002, interest expense would increase by $0.5 million annually.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             See Note 6 to the interim financial statements for information regarding the status of government investigations and private claims.

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

                         Form 8-K, filed on April 2, 2002).

                 99.2 Stockholders Agreement, dated as of April 2, 2002, by and among Quest Diagnostics Incorporated, Quest Diagnostics Newco Incorporated, Kelso Investment Associates VI, L.P. and KEP VI, LLC (incorporated by reference to Exhibit 99.2 to the Company's report on Form 8-K, filed on April 2, 2002).

                 99.3 Press Release, dated July 31, 2002 announcing second quarter earnings results.

                 99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith (signed by Chief Executive Officer, Robert E. Whalen).

                 99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith (signed by Chief Financial Officer, Brian D. Urban).


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


                                           UNILAB CORPORATION


                                            By:  /s/ Brian D. Urban
                                          -----------------------------------
Date:  August 13, 2002                     Brian D. Urban
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer