Form 10-Q
period 2002-09-30
UNILAB CORP /DE/
filed 2002-11-13
CIK 899714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          -------------------------------------------------------------


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF The SECURITIES EXCHANGE ACT 1934

                         Commission File Number 0-22758

                               UNILAB CORPORATION
                               18448 Oxnard Street
                                Tarzana, CA 91356
                                 (818) 996-7300

                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                                   95-4415490
                     (I.R.S. Employer Identification Number)

          -------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                            No __

          -------------------------------------------------------------


As of November 13, 2002, 33,523,700 shares of Registrant's Common Stock, par value $.01 per share, were outstanding.

                               UNILAB CORPORATION
           Form 10-Q for the Quarterly Period Ended September 30, 2002


                                      INDEX

                                                                           Page

Part I      FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Balance Sheets - September 30, 2002 and
            December 31, 2001                                                 3

            Statements of Operations -
            Three and nine month periods ended September
            30, 2002 and September 30, 2001                                   4

            Statements of Cash Flows -
            Nine month periods ended September 30, 2002
            and September 30, 2001                                            5

            Notes to Financial Statements                                     6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    11

   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risks                                                     16

   Item 4.  Controls and Procedures                                          16

Part II     OTHER INFORMATION:

   Item 1.  Legal Proceedings                                                17

   Item 2.  Changes in Securities and Use of Proceeds                        17

   Item 3.  Defaults Upon Senior Securities                                  17

   Item 4.  Submission of Matters to a Vote of Security Holders              17

   Item 5.  Other Information                                                17

   Item 6.  Exhibits and Reports on Form 8-K                                 17

            Signatures                                                       18

            Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act                                               19

                               UNILAB CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                 September 30,      December 31,
                                                     2002               2001
Assets
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                          $ 52,308            $ 24,200
Accounts receivable, net                             65,340              62,702
Inventory of supplies                                 4,875               4,423
Deferred tax assets                                  20,583              17,702
Prepaid expenses and other current assets             2,229               2,888
--------------------------------------------------------------------------------
     Total current assets                           145,335             111,915
Property and equipment, net                          12,024              13,465
Deferred tax assets                                  39,408              43,692
Goodwill, net                                        93,508              90,600
Other intangible assets, net                            140                 581
Other assets                                          5,499               6,275
--------------------------------------------------------------------------------
                                                   $295,914            $266,528
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                  $  8,220            $  6,839
Accounts payable and accrued liabilities             28,223              22,111
Accrued payroll and benefits                         11,709              12,865
--------------------------------------------------------------------------------
     Total current liabilities                       48,152              41,815
--------------------------------------------------------------------------------
Long-term debt, net of current portion              189,714             195,799
Other liabilities                                     5,349               5,374
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value; Authorized
     15,000 shares; none Issued                           -                   -
     Common stock, $.01 par value; Authorized
     60,000 shares;
     Issued and Outstanding - 33,524 at September
     30 and 33,435 at December 31                       335                 334
     Additional paid-in capital                     293,446             292,417
     Accumulated deficit                           (241,082)           (269,211)
--------------------------------------------------------------------------------
     Total shareholders' equity                      52,699              23,540
--------------------------------------------------------------------------------
                                                   $295,914            $266,528
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.




                                                   UNILAB CORPORATION
                                                STATEMENTS OF OPERATIONS
                             THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                      (amounts in thousands, except per share data)
                                                       (Unaudited)

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                      2002       2001          2002       2001
------------------------------------------------------------------------------------------------------------------------
Revenue                                                            $ 110,462   $  99,018    $ 323,502   $ 293,258
------------------------------------------------------------------------------------------------------------------------
Direct Laboratory and Field Expenses
    Salaries, wages and benefits                                      31,218      28,931       92,545      86,379
    Supplies                                                          15,869      14,273       46,297      41,821
    Other operating expenses                                          24,334      22,258       71,247      66,146
-------------------------------------------------------------------------------------------------------------------------
                                                                      71,421      65,462      210,089     194,346
Selling, general and administrative expenses                          13,612      12,550       41,031      37,582
Legal and other non-recurring charges                                   --          --           --         5,450
Stock-based compensation charges                                        --          --           --         1,505
Merger-related charges                                                 4,511        --          4,511        --
Amortization and depreciation                                          1,836       3,965        5,686      11,293
------------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                          91,380      81,977      261,317     250,176
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                      19,082      17,041       62,185      43,082
Interest expense, net                                                  4,542       5,367       13,686      22,617
------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes and
Extraordinary Item                                                    14,540      11,674       48,499      20,465
Tax Provision                                                          6,107       4,902       20,370       8,594
------------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Item                                       8,433       6,772       28,129      11,871
Extraordinary Item - loss on early extinguishments of
debt, net of tax benefit of $3,963 and $4,363 for the
three and nine months ended September 30, 2001,
respectively                                                            --         5,763         --         6,345
------------------------------------------------------------------------------------------------------------------------
Net Income                                                         $   8,433   $   1,009    $  28,129   $   5,526
------------------------------------------------------------------------------------------------------------------------

Basic Net Income (Loss) Per Share:
Income Before Extraordinary Item                                   $    0.25    $   0.20    $    0.84   $    0.41
Extraordinary Item                                                 $    --      $  (0.17)   $     --    $   (0.22)
Net Income                                                         $    0.25    $   0.03    $    0.84   $    0.19

Diluted Net Income (Loss) Per Share:
Income Before Extraordinary Item                                   $    0.24    $   0.19    $    0.80   $    0.40
Extraordinary Item                                                 $    --      $  (0.16)   $     --    $   (0.21)
Net Income                                                         $    0.24    $   0.03    $    0.80   $    0.19

Weighted Average Shares Outstanding:
Basic                                                                 33,524      33,209       33,503      28,806
Diluted                                                               35,124      34,750       35,179      29,639

                        The accompanying notes are an integral part of these financial statements




                                                   UNILAB CORPORATION
                                                STATEMENTS OF CASH FLOWS
                                      NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (amounts in thousands)
                                                       (Unaudited)

                                                                                 Nine months ended September 30,
                                                                                       2002         2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                          $  28,129    $   5,526
Adjustments to reconcile net income to net cash provided by o perating activities:
     Amortization and depreciation                                                      5,686       11,293
     Provision for doubtful accounts                                                   22,495       21,287
     Stock-based compensation charges                                                    --          1,505
     Loss on early extinguishments of debt                                               --          6,345
     Loss on disposals of property and equipment                                          120           32
Net changes in assets and liabilities affecting operations,
net of acquisitions:
     Increase in Accounts receivable                                                  (25,133)     (25,769)
     Increase in Inventory of supplies                                                   (452)        (278)
     (Increase) decrease in Prepaid expenses and other current assets                     659       (1,027)
     Decrease in Deferred tax assets                                                    1,403        6,769
     Decrease in Other assets                                                             250          294
     Increase in Accounts payable and accrued liabilities                               6,384        4,261
     Increase (decrease) in Accrued payroll and benefits                                 (616)         624
     Other                                                                                616          838
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                         39,541       31,700
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of third party debt                                                      (4,795)    (107,784)
     Premium paid in connection with the retirement of the senior
     subordinated notes                                                                  --         (6,917)
     Proceeds from issuance of common stock, net of expenses                             --        112,734
     Proceeds from exercise of options                                                    193         --
----------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                             (4,602)      (1,967)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (3,923)      (6,075)
     Payments for acquisitions, net of cash acquired                                   (2,908)      (8,260)
----------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                             (6,831)     (14,335)
----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              28,108       15,398
CASH AND CASH EQUIVALENTS - Beginning of Period                                        24,200        2,593
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - End of Period                                           $  52,308    $  17,991
----------------------------------------------------------------------------------------------------------------------


                        The accompanying notes are an integral part of these financial statements

                                                  UNILAB CORPORATION
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (UNAUDITED)



1.       Basis of Presentation
         ---------------------

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

2.       Acquisition of Unilab Corporation by Quest Diagnostics
         ------------------------------------------------------

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

         During the second quarter of 2002, the Company and Quest received a request for additional information (commonly referred to as a "second request") from the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act") in connection with Quest's pending acquisition of the Company. Subject to completion of the HSR process and satisfaction of the other conditions to the cash election exchange offer and the agreement and plan of merger, the Company hopes to close the transaction in the fourth quarter of 2002. The Company and Quest are continuing their discussions with the FTC regarding the proposed transaction and the process is taking longer than anticipated. The Company continues to believe that the transaction is not anti-competitive.

         The Company has incurred $4.5 million in direct transaction costs associated with the Merger Agreement as of September 30, 2002. Such costs have been included as a non-recurring merger-related charge in the statement of operations for the three months ended September 30, 2002.

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

3.       Net Income Per Share
         --------------------

         Basic net income per common share has been computed by dividing the net income by the weighted average number of common shares outstanding for each period presented.

         Diluted net income per share includes the effect of additional common shares that would have been outstanding if potential dilutive common shares had been issued. For the three and nine month periods ended September 30, 2001, the weighted average number of dilutive stock options were 1.5 million and 0.8 million, respectively, which had no effect on the diluted net income per share calculation. For the three and nine month periods ended September 30, 2002, the weighted average number of dilutive stock options were 1.6 million and 1.7 million, respectively, which reduced the diluted net income per share calculation by $0.01 in diluted net income per share for the three months ended September 30, 2002 and a $0.04 reduction in diluted net income per share for the nine months ended September 30, 2002.

         Options to purchase an aggregate 110,000 shares of common stock during the three and nine month periods ended September 30, 2002 and an aggregate of 10,000 shares of common stock during the three and nine month periods ended September 30, 2001 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period.

         Additionally, options to purchase an aggregate of 683,230 shares of common stock during the three and nine month periods ended September 30, 2002 and an aggregate of 683,230 shares of common stock during the three and nine month periods ended September 30, 2001 were not included in the computation of diluted earnings per share because the options' contingent provisions were not satisfied at the end of each reporting period nor would such provisions be satisfied if the end of each reporting period were the end of the options' contingency period.

4.       Initial Public Offering, Increase in Authorized Shares and Reverse
         ------------------------------------------------------------------
         Stock Split
         -----------

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

5.       Early Extinguishment of Debt
         ----------------------------

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

6.       Commitments and Contingencies
         -----------------------------

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

7.       Goodwill and Other Intangible Assets
         ------------------------------------

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

         The following table provides the comparable effects of adoption of SFAS No. 142 for the three and nine months ended September 30, 2002 and 2001:



                                                         Three months ended                Nine months ended
                                                            September 30,                     September 30,
                                                        2002            2001            2002           2001
------------------------------------------------------------------------------------------------------------------------
Net Income
Reported net income                                 $    8,433     $      1,009     $   28,129     $    5,526
Add back: Amortization of goodwill
net of taxes                                                 -            1,316              -          3,792
------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                 $    8,433     $      2,325     $   28,129     $    9,318
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss,
adjusted to exclude amortization of goodwill,
net of taxes                                        $    8,433     $      8,088     $   28,129     $   15,663
------------------------------------------------------------------------------------------------------------------------
Basic net income per share
Reported net income                                 $     0.25     $       0.03     $     0.84     $     0.19
Amortization of goodwill, net of taxes                       -             0.04              -           0.13
------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                 $     0.25     $       0.07     $     0.84     $     0.32
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss, adjusted
to exclude amortization of goodwill, net
of taxes                                            $     0.25     $       0.24     $     0.84     $     0.54
------------------------------------------------------------------------------------------------------------------------
Diluted net income per share
Reported net income                                 $     0.24     $       0.03     $     0.80     $     0.19
Amortization of goodwill, net of taxes                       -             0.04              -           0.12
------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                 $     0.24     $       0.07     $     0.80     $     0.31
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss, adjusted
to exclude amortization of goodwill, net
of taxes                                             $     0.24     $       0.23     $     0.80     $     0.53
------------------------------------------------------------------------------------------------------------------------

      The following table provides information relating to the Company's amortized and unamortized intangible assets as of September 30, 2002 and December 31, 2001(amounts in thousands):



                                               September 30, 2002                           December 31, 2001
                                     ----------------------------------------     ---------------------------------------

                                       Gross Carrying         Accumulated         Gross Carrying          Accumulated
                                           Amount             Amortization             Amount             Amortization
                                     -------------------    -----------------    ------------------   ------------------
Amortized intangible assets:
Customer lists                       $          7,675       $          7,541      $          7,675      $          7,139
Covenant not to compete                           235                    229                   235                   190

                                     -------------------    -----------------     ------------------    -----------------
    Total                            $          7,910       $          7,770      $          7,910      $          7,329
                                     -------------------    -----------------     ------------------    -----------------

Unamortized intangible assets:
Goodwill                             $         93,508                             $         90,600
                                     -------------------                          ------------------

    Total                            $         93,508                             $         90,600
                                     -------------------                          ------------------

         The total intangible amortization expense for the nine months ended September 30, 2002 and 2001 were $0.4 million and $6.2 million, respectively.

         The Company expects to record annual amortization expense of $0.6 million for the year ended December 31, 2002 and $0 for the years ended December 31, 2003-2006.

         The changes in the carrying value of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

         Balance as of January 1, 2002                      $         90,600
         Goodwill acquired during the year                             2,908
                                                           ---------------------
         Balance as of September 30, 2002                   $         93,508
                                                           ---------------------

8.       Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

                                                Nine months ended September 30,
                                                -------------------------------

         (amounts in thousands)                     2002             2001
                                              ----------------------------------
        Cash paid during the period for:
                 Interest, net                $    9,887         $   20,625
                 Income taxes                 $   16,534         $    1,880

Item 2.

           Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
                           and Results of Operations
                           -------------------------
                              Results of Operations
                              ---------------------
     Three and Nine Month Periods Ended September 30, 2002 Compared with the
     -----------------------------------------------------------------------
              Three and Nine Month Periods Ended September 30, 2001
              -----------------------------------------------------

         This discussion and analysis should be read in conjunction with our interim financial statements and related notes included elsewhere in this report.

         Unilab Merger with Quest Diagnostics Incorporated
         -------------------------------------------------

         On April 2, 2002, we entered into a definitive Merger Agreement with Quest providing for the acquisition by Quest of all our outstanding capital stock. See Note 2 to the interim financial statements for a full discussion of this transaction.

         Critical Accounting Policies
         ----------------------------

         In our annual report of Form 10-K for the year ended December 31, 2001, we identified our most critical accounting policies upon which our financial status depends as those relating to revenue and accounts receivable, billing, goodwill and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 30, 2002. We did not make any changes in those policies.

         Revenue
         -------

         Revenue increased to $110.5 million and $323.5 million for the three and nine month periods ended September 30, 2002 from $99.0 million and $293.3 million for the comparable prior year periods, representing increases of $11.4 million or 11.5% and $30.2 million or 10.3%, respectively. Approximately $0.4 million and $3.3 million of the increases for the three and nine month periods ended September 30, 2002 were attributable to revenue generated from acquisitions. Exclusive of the acquired businesses, revenue increased $11.0 million and $26.9 million for the respective periods, primarily the result of increases in reimbursement levels of $4.4 million and $12.6 million, respectively, and additional specimen volume generating $6.6 million and $14.3 million, respectively.

         We experienced 4.2% and 4.1% increases, exclusive of the acquired businesses, in the average reimbursement received for each specimen processed during the three and nine month periods ended September 30, 2002 versus the comparable prior year periods. The increase in reimbursement levels is primarily due to increases in rates charged to managed care clients, the conversion of our Pap Smear testing to the Thin Prep technology and higher reimbursement from insurance carriers. Exclusive of the acquired businesses, we experienced 6.8% and 4.9% increases in the number of specimens processed in the core business during the three and nine month periods ended September 30, 2002 versus the comparable prior year periods. The volume increase was the result of new physician accounts and additional volume from existing clients.

         Salaries, Wages and Benefits
         ----------------------------

         Salaries, wages and benefits increased to $31.2 million and $92.5 million for the three and nine month periods ended September 30, 2002 from $28.9 million and $86.4 million for the comparable prior year periods. As a percentage of revenue, salaries, wages and benefits decreased to 28.3% and 28.6% for the three and nine month periods ended September 30, 2002 from 29.2% and 29.5% for the comparable prior year periods. The percentage decreases resulted from the economies of scale associated with processing a significantly higher specimen volume (7.0% and 5.5% volume increases including the effect of acquisitions for the three and nine month periods ended September 30, 2002) without the same corresponding increase in headcount. We continue to see some easing of wage pressures in the California market and reduced turnover in the traditionally higher turnover departments like specimen processing, couriers and billing personnel.

         Supplies Expense
         ----------------

         Supplies expense increased to $15.9 million and $46.3 million for the three and nine month periods ended September 30, 2002 from $14.3 million and $41.8 million for the comparable prior year periods. As a percentage of revenue, supplies expense remained consistent at approximately 14.4% and 14.3% for the three and nine month periods ended September 30, 2002 and 2001. We have been able to offset the increase in cost attributable to the increase in use of the Thin Prep Pap Smear technology with vendor price reductions.

         Other Operating Expenses
         ------------------------

         Other operating expenses increased to $24.3 million and $71.2 million for the three and nine month periods ended September 30, 2002 from $22.3 million and $66.1 million for the comparable prior year periods. As a percentage of revenue, other operating expenses decreased to 22.0% for the three and nine month periods ended September 30, 2002 from 22.5% and 22.6% for the comparable prior year periods. We continue to maintain the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

         Selling, General and Administrative Expense
         -------------------------------------------

         Selling, general and administrative expenses increased to $13.6 million and $41.0 million for the three and nine month periods ended September 30, 2002 from $12.6 million and $37.6 million for the comparable prior year periods. As a percentage of revenue, selling, general and administrative expenses decreased to 12.3% and 12.7% for the three and nine month periods ended September 30, 2002 from 12.7% and 12.8% for the comparable prior year periods. We continue to maintain the economies of scale and efficiencies gained from processing a higher specimen count without the same corresponding increase in expenses.

         Legal and Other Non-Recurring Charges
         -------------------------------------

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

         In addition, we also recorded in the second quarter of 2001 a non-recurring charge of $2.5 million paid to Kelso, our majority shareholder, in consideration for the termination of annual fees for financial advisory services provided to us. This amount was paid out of the $112.7 million in net IPO proceeds (see Note 4 to the interim financial statements).

         Stock-Based Compensation Charges
         --------------------------------

         On June 29, 2001, we accelerated the vesting of Class A service options issued to consultants and recorded non-cash charges totaling $1.5 million in the first half of 2001. These amounts increased additional paid-in capital. We have recorded all remaining non-cash compensation expenses for Class A options held by consultants under their current agreements as of June 30, 2001. For the year ended December 31, 2001, we recorded $22.3 million in non-cash charges related to the first two tranches of certain employee related Class C performance-based stock options that met contingent vesting provisions in the fourth quarter of 2001. These amounts increased additional paid-in capital. In addition, expense for the one remaining tranche of 489,972 Class C performance options held by employees and for the 193,258 Class B options held by non-employee consultants may be recognized in the future if the contingent provisions are met (see the Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC). Any ultimate possible charge is difficult to determine since the expense is based on a future stock price.

         Merger-Related Charges
         ----------------------

         We have incurred and paid $4.5 million in direct transaction costs associated with the Merger Agreement as of September 30, 2002 (see Note 2 to the interim financial statements). Such costs have been recorded as a non-recurring merger-related charge in the statement of operations for the three months ended September 30, 2002.

         Amortization and Depreciation
         -----------------------------

         Amortization and depreciation expense decreased to $1.8 million and $5.7 million for the three and nine month periods ended September 30, 2002 from $4.0 million and $11.3 million for the comparable prior year periods. The decrease is due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, as we no longer record amortization expense for goodwill.

         EBITDA
         ------

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $20.9 million and $67.9 million for the three and nine month periods ended September 30, 2002, compared to $11.3 million and $43.7 million for the comparable prior year periods, representing an 85.5% and 55.4% increase, respectively over the comparable prior year periods. Adjusting EBITDA for legal and other non-recurring charges, stock-based compensation charges, merger-related charges and extraordinary loss on extinguishment of debt, adjusted EBITDA for the three and nine month periods ended September 30, 2002 would be $25.4 million and $72.4 million respectively, compared to $21.0 million and

         $61.3 million for the comparable prior year periods, representing a 21.1% and 18.0% increase, respectively over the comparable prior year periods.

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

         Interest Expense
         ----------------

         Net interest expense decreased to $4.5 million and $13.7 million for the three and nine month periods ended September 30, 2002 compared to $5.4 million and $22.6 million for the comparable prior year periods. The decreases were attributable to a combination of lower debt balances due to a significant paydown of debt from proceeds received from the IPO, regularly scheduled principal payments and lower interest rates.

         Tax Provision
         -------------

         We maintained an effective tax rate of approximately 42% in the three and nine months ended September 30, 2002 and 2001.

         Liquidity and Capital Resources
         -------------------------------

         Net cash provided by operating activities was $39.5 million for the nine months ended September 30, 2002 and reflects an increase of $7.8 million over the nine months ended September 30, 2001 when net cash provided by operating activities was $31.7 million. The increase in cash flow from operations primarily resulted from improved earnings before amortization and depreciation and an increase in cash collections on accounts receivable.

         Net cash used by financing activities was $4.6 million for the nine months ended September 30, 2002, resulting from $4.8 million in scheduled principal repayments under debt and capital lease obligations offset by $0.2 million in proceeds on exercised stock options.

         Net cash used by investing activities was $6.8 million for the nine months ended September 30, 2002, resulting from $2.9 million paid for acquisitions and fixed asset additions of $3.9 million.

         We have $52.3 million of cash and cash equivalents at September 30, 2002. Each April 1 and October 1 of every year through 2009, approximately $6.4 million of interest is due on $100.8 million of senior notes outstanding. The October 1, 2002 payment was made from cash and cash equivalents on hand. Management believes that the amount of cash and cash equivalents available at September 30, 2002, the cash flow expected from operations, and additional borrowing capabilities under the revolving credit facility of $25.0 million will be adequate for us to meet anticipated requirements for working capital, interest payments, capital expenditures and scheduled principal payments under debt and capital lease obligations for the foreseeable future.

         Seasonality
         -----------

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

         Risk Factors
         ------------

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

         As of September 30, 2002, the Company had borrowings of $98.1 million under a $185.0 million credit facility. The credit facility consists of $160.0 million in term loans ($50.0 million Term A and $110.0 million Term B) and $25.0 million in revolving loans. Interest on amounts borrowed under the credit facility is subject to adjustment determined based on certain levels of financial performance. For LIBOR borrowings, the applicable margin added to LIBOR can range from 2.00% to 3.375% for Term A and revolving loans, and 3.50% to 3.875% for Term B loans. For every one-half percent rise in interest rates on the Company's variable note obligations held at September 30, 2002, interest expense would increase by $0.5 million annually.

Item 4.  Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in the periodic SEC filings.

        (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         See Note 6 to the interim financial statements for information regarding the status of government investigations and private claims.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a) Exhibits

        99.1 Press Release, dated November 4, 2002 announcing third quarter earnings results.

        99.2 Press Release, dated November 13, 2002 regarding merger-related charges.

        99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith (signed by Chief Executive Officer, Robert E. Whalen and Chief Financial Officer, Brian D. Urban).

        (b)  Reports on Form 8-K

             A current report, Form 8-K, dated September 20, 2002, was filed with the Securities and Exchange Commission, in connection with the Agreement and Plan of Merger, dated as of September 20, 2002, by and among Quest Diagnostics Incorporated, Quest Diagnostics Newco Incorporated and Unilab Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          UNILAB CORPORATION


Date:    November 13, 2002                /s/ Brian D. Urban
                                          -----------------------
                                          Brian D. Urban
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



                  I, Robert E. Whalen, certify that:

              1. I have reviewed this quarterly report on Form 10-Q of Unilab Corporation;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  Date:  November 13, 2002               /s/ Robert E. Whalen
                                                         --------------------
                                                         Robert E. Whalen
                                                         Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANICIAL OFFICER


                  I, Brian D. Urban, certify that:

              1. I have reviewed this quarterly report on Form 10-Q of Unilab Corporation;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  Date:  November 13, 2002               /s/ Brian D. Urban
                                                         ------------------
                                                         Brian D. Urban
                                                         Chief Financial Officer